Form 10QSB
period 2003-12-31
FOLIX TECHNOLOGIES INC
filed 2004-02-03
CIK 1229089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number 333-107915

FOLIX TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

NEVADA (State of incorporation or organization)	88-0507007 (IRS Identification No.)

205-1072 Davie Street
Vancouver, British Columbia
Canada, V6E 1M3
(Address of principal executive offices)

(604) 669-9029
(Issuer’s telephone number)

N/A
(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

6,699,542 shares of issuer’s common stock, $.001 par value, were outstanding at December 31, 2003. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes        No   X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Folix Technologies, Inc.
(A Development Stage Company)
December 31, 2003

Index

Balance Sheet F–1
Statement of Operations F–2
Statement of Cash Flows F–3
Notes to the Financial Statements F–4

Folix Technologies, Inc.
(A Development Stage Company)
Balance Sheet
(expressed in U.S. dollars)

	December 31, 2003 $ (unaudited)	March 31, 2003 $ (audited)
Assets
Current Assets
Cash	837	87
Amount due from affiliate (Note 4(d))	–	64
Deposits	797	32
Total Assets	1,634	183

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued liabilities	2,750	3,000
Due to director (Note 4(a))	1,053	636
Due to a shareholder (Note 4(b))	2,400	100
Amount due to affiliate (Note 4(d))	228	–
Total Liabilities	6,431	3,736
Commitments (Note 1)

Stockholders’ Equity (Deficit)
Common Stock, 50,000,000 common shares authorized with a par value of $0.001, 6,699,542 and 6,636,000 common shares issued and outstanding, respectively	6,699	6,636
Additional Paid in Capital	12,645	–
Deficit Accumulated During the Development Stage	(24,141)	(10,189)
Total Stockholders’ Equity (Deficit)	(4,797)	(3,553)
Total Liabilities and Stockholders’ Equity (Deficit)	1,634	183

(The accompanying notes are an integral part of the financial statements)

Folix Technologies, Inc.
(A Development Stage Company)
Statement of Operations
(expressed in U.S. dollars)
(unaudited)

	Three Months Ended December 31, 2003 $	Three Months Ended December 31, 2002 $	Nine Months Ended December 31, 2003 $	Nine Months Ended December 31, 2002 $	From December 13, 2000 (Date of Inception) to December 31, 2003 $

Revenue	–	–	–	–	–

Expenses
Accounting and audit	2,700	250	4,650	750	7,650
Bank charges	39	–	203	25	275
Consulting (Note 4(c))	–	–	1,200	–	5,200
Filing and regulatory fees	547	–	1,707	–	1,707
Foreign exchange	11	10	99	20	174
Legal	2,453	–	5,373	–	5,373
Office and telephone	339	100	720	200	1,245
Organizational	–	–	–	–	970
Travel and promotion	–	–	–	–	167
Write-off of assets	–	–	–	–	1,380
	6,089	360	13,952	995	24,141
Net Loss for the Period	(6,089)	(360)	(13,952)	(995)	(24,141)

Net Loss Per Share	(0.001)	–	(0.002)	–

Weighted Average Shares Outstanding	6,699,000	6,636,000	6,670,000	6,636,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

Folix Technologies, Inc.
(A Development Stage Company)
Statement of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Nine Months Ended December 31, 2003 $	Nine Months Ended December 31, 2002 $
Cash Flows to Operating Activities
Net loss for the period	(13,952)	(995)
Change in operating assets and liabilities
Decrease (increase) in amount owing from related party	64	(64)
(Increase) in deposit	(765)	–
(Decrease) increase in accrued liabilities	(250)	750
Increase in amounts due to director	417	227
Increase in amounts due to shareholder	–	75
Increase in amount owing to affiliate	228	–
Net Cash Used in Operating Activities	(14,258)	(7)
Cash Flows from Financing Activities
Issuance of common stock for cash	5,000	–
Proceeds from related party loans	10,008	–
Net Cash Provided by Financing Activities	15,008	–
Increase (decrease) in cash	750	(7)
Cash – beginning of period	87	68
Cash – end of period	837	61

Non-Cash Financing Activities
Issuance of common shares for settlement of related party loans (Note 3(b))	7,708	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of the financial statements)

Folix Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(expressed in U.S. dollars)

  Development Stage Company

Folix Technologies Inc. (the “Company”) was incorporated in the State of Nevada, U.S.A. on December 13, 2000 and is based in Vancouver, B.C., Canada.

The Company's principal business is the development of a Linux based application server and thin client computing systems. The Company is in the early development stage where management devotes most of its activities in developing a market for its products and services. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. During the period since inception on December 13, 2000 to December 31, 2003, the Company has incurred operating losses aggregating $24,141. At December 31, 2003 the Company has a working capital deficiency and stockholders’ deficit of $4,797. There is substantial doubt regarding the Company’s ability to continue as a going concern.

  Summary of Significant Accounting Policies

  Basis of Presentation

  The Company has not produced any revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7.

  Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

  Year End

  The Company’s fiscal year end is March 31.

  Cash and Cash Equivalents

  The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

  Foreign Currency Translation

  The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

  Stock-Based Compensation

  The Company has adopted SFAS No. 123 “Accounting for Stock Based Compensation” which requires that stock awards granted to employees and non-employees are recognized as compensation expense based on the fair market value of the goods or services received whichever is more reliably measurable. The Company does not have a stock option plan and has not issued stock options since its inception.

Folix Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(expressed in U.S. dollars)

  Summary of Significant Accounting Policies (continued)

  Basic and Diluted Net Income (Loss) Per Share

  The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

  Interim Financial Statements

  The interim unaudited financial statements for the nine months ended December 31, 2003 and 2002 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

  Financial Instruments

  Financial instruments, which include cash and equivalents, deposit, accrued liabilities, and due to (from) a director, shareholder, and affiliate were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2003 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  Recent Accounting Pronouncements

  In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Folix Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(expressed in U.S. dollars)

  Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements (continued)

  In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company’s financial position and results of operations as the Company has not elected to adopt SFAS No. 123’s fair value based method of accounting for stock based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not have an impact on the Company’s financial position and results of operations as the Company currently has no stock-based compensation.

  In June 2003, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of this Statement are effective for exit or disposal activities that are initiated after March 31, 2003, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on April 1, 2003. The effect of adoption of this standard on the Company’s results of operations and financial position was not material.

  FASB has also issued SFAS No. 145 and 147 but they do not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company’s operations have not been disclosed.

  Common Shares

  On April 7, 2003 the Company issued 25,000 shares of its common stock at $0.20 per share for total proceeds of $5,000 under Regulation S.

  During the quarter ended September 30, 2003 the Company issued 38,542 common shares to settle shareholder loans of $7,708. The loans were converted to common shares at a price of $0.20 per common share.

  Related Party Transactions/Balances

  Due to director

  The amount due to a director represents expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured and has no specific terms of repayment.

  Due to a shareholder

  During the three and nine month periods ended December 31, 2003 a shareholder advanced funds of $2,400 and $10,008 to the Company, respectively. The amount due was non-interest bearing, unsecured and had no specific terms of repayment.

Folix Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(expressed in U.S. dollars)

  Related Party Transactions/Balances (continued)

  Transactions with director

  During the nine month period ended December 31, 2003, the Company was charged a total of $1,200 for consulting services performed by the sole director of the Company.

  Due to/from affiliated company

  In June 2002, the Company advanced $64 to a related company controlled by the sole director. The non-interest bearing amount was repaid to the Company in June 2003. During the nine month period ended December 31, 2003, this same related company advanced $228 to the Company. This amount is non interest bearing, unsecured and has no specific terms of repayment.

Item 2. Management's Discussion and Analysis.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Folix Technologies, Inc. (the “Company”) files with the Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” mean Folix Technologies, Inc., unless otherwise indicated.

General

Folix Technologies, Inc. is a corporation formed under the laws of the State of Nevada on December 13, 2000 whose principal executive offices are located in Vancouver, British Columbia, Canada. We are a high technology development stage company engaged in the development of an initial product.

Our initial product is a client-server system that can run computer programs from a centralized server on a user terminal. The primary benefits to our future customers is that we offer a system that can be centrally managed and in some cases we can offer software applications for low cost. We build our products using a new method of software development called Open Source Software. Open Source Software has been a very successful phenomenon since it allows a community of users with a common need to share the cost of developing software and not to be held hostage by a single vendor of computer programs. In short, the use of Open Source Software in our products allows us to dramatically reduce our research and development expenditures. Our products will contain commodity computer hardware components that run Open Source Software. This will allow us to offer reliable systems to future customers at reasonable prices.

On December 16, 2003 we engaged Holladay Stock Transfer Inc. of Scottsdale, Arizona to be our transfer agent. On December 19, 2003 we were informed by our securities counsel, Christoper J. Moran Jr. that our prospectus filed on Form SB-2/A on December 15, 2003 was declared effective by the SEC. Our Initial Public Offering will remain open until June 15, 2004.

Plan of Operations

Our business plan is to proceed with the development of our initial product so it can be sold. Development of our initial product is expected to cost us $20,000 for computer hardware plus an additional $68,000 in consulting fees. We expect that over the next twelve months the consulting fees will be broken down as follows:

Consultant	Anticipated Fees in next 12 months
Mr. Corcoran - Project Management and Development Work	$24,000
Consultant 1 – Central Server Build System	$16,000
Consultant 2 – Thin Client Boot System	$16,000
Consultant 3 – Testing and Quality Assurance	$12,000

In order to fulfill our obligations of our Business Plan Purchase Agreement we are required to raise at least $100,000 towards financing our Open Source Software business plan. We had only $837 in cash reserves as of December 31, 2003 and are thus reliant on selling shares of our Initial Public Offering (“IPO”) in order to meet our contractual obligations of the Business Plan Purchase Agreement.

While we are waiting the completion of our IPO, our president will be devoting approximately 10 hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company while the IPO process is being conducted. After we have completed our IPO, Mr. Corcoran will devote 30 hours per week to develop our products and manage consultants. If however, the demands of our business require more time from Mr. Corcoran, he is prepared to adjust his timetable to devote more time to our business. However, Mr. Corcoran may not be able to devote sufficient time to the management of our business, as and when needed. In the case that we only succeed in raising nominal funds from our IPO which are below $100,000 we expect that Mr. Corcoran shall work ten hours a week until additional funds are raised.

We are planning to pay Mr. Corcoran $2,000 per month for project management and development services only if we are successful in raising a minimum of $100,000 and we do not plan to reimburse him for past services. This amount and any future compensation will not require approval of a majority of votes of disinterested, non-affiliated shareholders.

We anticipate that we will make an asset purchase of computer hardware worth $20,000 in the next twelve months. These assets are easily available for purchase through a number of vendors. Additionally, we anticipate that we will incur expenses of $80,000 in the next twelve months for operating expenses. Of this amount we plan to spend $12,000 on legal, accounting and our reporting obligations and approximately $68,000 in consulting fees to develop our products. We expect to engage software development consultants known by our director as required and providing they are affordable.

We do not plan on hiring any full-time or part-time employees in the next twelve months as we expect to use consultants or service providers for all required services. If we are able to raise a minimum of $100,000 then at the end of the twelve-month period we expect to complete the development of our initial product so that it can be sold.

Results of Operations for Period Ended December 31, 2003

We have not earned any revenue since inception at December 13, 2000 to December 31, 2003 and we do not expect to do so until our initial product has been developed. We are presently in the development stage of our business.

As at December 31, 2003 we had $837 in cash reserves, deposits of $797 with our legal counsel and we have incurred expenses of $24,141 for the period from inception at December 13, 2000 to December 31, 2003. These expenses include:

  Accounting and audit fees of $7,650;

  Legal fees of $5,373;

  Payments of $5,200 to our director for our business plan and consulting services;

  Filing and regulatory fees of $1,707; and

  General operating expenses which included incorporation fees, write-offs, bank charges, foreign exchange losses, office and telephone charges, and travel and promotion of $4,211.

During the first nine months ended December 31, 2003, we had a net loss of $13,952 as compared to a net loss of $995 for the same period last year. For the three months ended December 31, 2003, we had a net loss of $6,089 as compared to a net loss of $360 for the same period last year. Since our inception, on December 31, 2003, we have experienced a net loss of $24,141.

Liquidity and Capital Resources

With the SEC declaring our Form SB-2 effective on December 19, 2003 management believes that we will have sufficient cash via equity subscriptions or director loans to meet the anticipated needs of our operations through at least the end of calendar year for 2004. However, there can be no assurances to that effect, as we have no revenues and our need for capital could change if we fail to meet our contractual obligations of our Business Plan Purchase Agreement. As of December 31, 2003 we had very limited financial resources which has delayed completion of our initial prototype product. Without realization of additional capital, it will be unlikely for us to continue as a going concern. We will initiate our Initial Public Offering during our quarter ended March 31, 2004. We have yet to raise any funds through this Initial Public Offering and there are no assurances that sufficient financing can be obtained. Our management expects to have a much better understanding of our financial outlook by March 31, 2004 as our President conducts the Initial Public Offering over our next quarter.

Risks and Uncertainties

We are subject to all the risks inherent to a development stage company in the computer products industry. These risks include, but are not limited to, a limited operating history, dependency on key personnel, limited resources, possible failure of our research and development efforts, failure to complete adequate financings and failure to meet contractual obligations. Our operating results may be materially affected by the foregoing factors.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Greg Corcoran. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any material legal proceedings and, to the Company’s knowledge, no such proceedings are threatened or contemplated.

Item 2. Changes in Securities.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the fiscal quarter ended December 31, 2003.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*) Filed as an Exhibit to this Quarterly Report on Form 10-QSB

  Reports on Form 8-K

No Reports on Form 8-K were filed during the three months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOLIX TECHNOLOGIES, INC. (Registrant)
By: /s/ G L Corcoran
Dated: January 27, 2004	Gregory Corcoran President and Director, CEO and CFO