Form 10KSB
period 2004-03-31
Dragon Gold Resources, Inc.
filed 2004-06-25
CIK 1229089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF  1934

               For  the  Fiscal  Year  Ended  March  31,  2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  transition  period  from           to
                                                 -----------  -------------

                        Commission File Number 333-107915

                           DRAGON GOLD RESOURCES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                           88-0507007
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation  or  organization)                       Identification  No.)

       205-1072 Davie Street, Vancouver, British Columbia, Canada V6E 1M3
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 669-9029
                         -------------------------------
                         (Registrant's  telephone  number)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

               NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

               COMMON  STOCK,  $.001  PAR  VALUE  PER  SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer did not have any revenues for the most recent fiscal year ended March 31, 2004.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of June 14, 2004, was approximately $59,911,424.

     As of June 14, 2004 the issuer had 50,396,794 shares of common stock, $.001 par value per share outstanding.

Documents  Incorporated  by  Reference:  NONE

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                           DRAGON GOLD RESOURCES, INC.
                                   FORM 10-KSB
                            YEAR ENDED March 31, 2004
                                      INDEX

                                     Part I

    Item  1.          Description  of  Business                           3

    Item  2.          Description  of  Property                          12

    Item  3.          Legal  Proceedings                                 12

    Item  4.          Submission  of  Matters  to  a  Vote  of
                      Security  Holders                                  12


                                     Part II

    Item  5.          Market  for  Common  Equity  and  Related
                      Stockholder  Matters                               12

    Item  6.          Management's  Discussion  and  Analysis  or
                      Plan  of  Operation                                15

    Item  7.          Financial  Statements                              22

    Item  8.          Changes  in  and  Disagreements  with
                      Accountants  on  Accounting  and  Financial
                      Disclosure                                         23

    Item  8A.         Controls  and  Procedures                          24

                                    Part III

    Item  9.          Directors,  Executive  Officers,  Promoters
                      and  Control  Persons;  Compliance  with
                      Section  16(a)  of  the  Exchange  Act             25

    Item  10.         Executive  Compensation                            26

    Item  11.         Security  Ownership  of  Certain  Beneficial
                      Owners  and  Management  and  Related  Stockholder
                      Matters                                            27

    Item  12.         Certain  Relationships  and  Related
                      Transactions                                       27

    Item  13.         Exhibits  and  Reports  on  Form  8-K
                      (a)   Exhibits                                     28

                      (b)   Reports  on  Form  8-K                       29

    Item  14.         Principal  Accountant  Fees  and  Services         29

    Signatures                                                           29

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis or Plan of Operation", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Dragon Gold Resources, Inc. ("the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to March 31, 2004.


                                     PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

BUSINESS  DEVELOPMENT

     The Company was originally incorporated in the State of Nevada, U.S.A. on December 13, 2000 as Folix Technologies Inc. On June 1, 2004, the Company filed a Certificate of Amendment to change its name to Dragon Gold Resources, Inc. which change became effective on June 14, 2004. The Company is based in Vancouver, B.C., Canada. The Company's principal business is the development of a Linux based application server and thin client computing systems.

     On March 9, 2001, the Company entered into an asset purchase agreement to acquire certain hair loss prevention and hair loss regrowth intellectual property. The Company was to pay CDN$25,000 in monthly installments and issue 100,000 shares of common stock. The Company paid CDN$2,000 (US $1,280) and issued 100,000 shares of common stock before terminating the agreement on May 1, 2001. The Company is no longer involved in the hair loss business.

     Effective June 14, 2004, the Company declared a 7 to 1 forward stock split. The effect of the stock split has been retroactively reflected in this report on Form 10-KSB unless otherwise stated.

     The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. Planned principal activities have not yet begun.

     On June 15, 2004, the Company completed the Initial Public Offering (the "IPO") of its common stock, par value $.001 per share. The Company offered 1,000,000 shares for sale at $0.20 per share in the IPO. The Company sold 500,000 shares of common stock and raised a total of $100,000. The Company intends to use all of the net proceeds from the IPO during its development stage to develop the initial product.

     The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. As such, the Company is engaged in negotiations with a merger and acquisition partner. The transactions, if consummated, may result in a change in control as well as dilution to current stockholders. In anticipation of such a change in control and change in business focus, the Company has changed its name to Dragon Gold Resources, Inc.

PRINCIPAL  PRODUCTS

     The Company is developing a client-server system as its initial product. The system is designed to run computer programs from a centralized on a user's terminal. The Company's initial product is a combination of both hardware and software and composed of two main components. The first component is called the Central Server, which hosts all applications and provides storage, print and other facilities depending on customer requirements. The second component is called the Thin Client, which is a medium power diskless computer with a monitor, mouse, keyboard and optional speakers. A full description of these two components is defined below.

     The Central Server and the Thin Client perform as a system which allows a target customer to implement a computing environment that performs common operations such as word processing, email, web applications and other computing tasks within an easy to maintain and centrally upgradeable business computing system.

Central  Server
---------------

     A Central Server is typically the main computer that a business uses in its computing environment. This main computer is typically used to run applications, store data files and to communicate with other computers and also other devices such as printers and scanners. For example, Microsoft makes a product called Windows 2003 Server to fulfill this need in the market place. This main computer that we call a Central Server has large hard drive capacity, has large amounts of memory and a fast CPU typically made by companies like Intel or AMD.

Our Central Server design will be based on integration of one or more computers running Open Source Software that is customized by us. Our Central Server will be remotely accessible via the Internet so that we don't have to visit customer sites to make adjustments, install additional software or install software upgrades.

The hardware specifications for the Central Server are expected to be as follows:

     - Rack  mountable  chassis  with  power  supply
     - Pentium4  CPU
     - ABIT  IS7  Motherboard
     - SATA  120G  Hard  Disk

     The software specifications of the software for the Central Server are expected to be as follows:

     - Linux  version  2.6  Kernel  (Operating  System)
     - X-Windows  version  4.3  (Windowing  System)
     - OpenOffice  version  1.1(Office  Applications)
     - Mozilla  version  1.4  (Web  Browsing)
     - Evolution  version  1.45  (Email,  Contact  and  Time  Management)
     - RDesktop  version  1.2  (Windows  Terminal  Services  Connectivity)

Thin  Client
------------

     A Thin Client is the computer that people will use on their desks at work that will connect to our Central Server. The Central Server runs the applications leaving the Thin Client only needing to draw the display and send mouse and keyboard clicks back to the Central Server for processing. Because the Central Server does most of application processing, the Thin Client does not need to be a high powered computer and is typically smaller and cheaper to build which is where the name Thin Client is derived from.

Customers will also have an option to brand their Thin Client screens with their own corporate logos, on start up and login screens as well as the corporate desktop screen.

The  hardware  specifications for the Thin Client are expected to be as follows:

     - Mini-ITX  case  with  power  supply
     - VIA  Eden  CPU  and  Motherboard
     - Mouse
     - Flat  Panel  Display

     The software specifications of the software for the central server are expected to be as follows:

     - Grub  (Remote  Boot)

     We are aware of a similar product that is available with all the above hardware specifications. Such an example of a product is Hewlett Packard's T5700 thin client computer. We believe that we can integrate the above components less expensively than purchasing an offering products such as the T5700.

Open  Source  Software  Concept
-------------------------------

     There is a new method of software development called Open Source Software. Open Source Software requires that one understand the concept of source code and software licenses. Source code is the set of commands or "blueprints" required to build a software program. A software license is the agreement one must abide to in order to be able to use the software. Open Source Software is generally accepted to be software that has the properties listed below.

1. Freely redistributable in that the software license shall not restrict any party from selling or giving away the software. The license shall not require a royalty or other fee for such sale.
2.     All  software  programs  come  with  source  code  to build the software.
3. Derived works are allowed but any derived works must have the same terms of the license of the original software.
4. The software license must explicitly permit distribution of software built from modified source code.
5.     The license must not discriminate against any person or group of persons.
6. The license must not restrict anyone from making use of the program in a specific field of endeavor.
7. The rights attached to a software program must apply to all to whom the program is redistributed without the need for execution of an additional license by those parties.
8. The rights attached to a software program must not depend on the program's being part of a particular software distribution.
9. The license must not place restrictions on other software that is distributed along with licensed software.
10. No provision of the license may be predicated on any individual technology or style of interface.

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

PRINCIPAL  SERVICES
-------------------

     The implementation of our service offerings is not included in the development stage. The funds raised in the IPO will not be used for service development. We discuss it here so that you can assess our longer-range plan.

     We will supply services to deploy our products and build customer solutions. The Company believes that by supplying computing solutions to our future customers it will be in an excellent position to learn about additional customer requirements and have an opportunity to extend business opportunities with those customers. The Company will be providing training, consulting and network management which are described below. The Company can only provide these services after it has developed the initial product.

Training
--------

     We will supply training services. We believe that some large corporations and small to medium enterprises with sensitive data will not want to have a vendor like us to have remote access into their private corporate network. Also, some corporations will want to have their own information technology staff trained to operate the entire system including both the Central Server and Thin Clients. We intend to be in a position to provide training programs to fulfill this demand once we have finished developing our initial product.

Consulting
----------

     We intend to supply general consulting services including but not limited to network design and development services required to integrate our systems into our future customers' computing environments. Some customers will have special requirements and perhaps will need the development of custom application programs to run their businesses. We intend to be in a position to provide these consulting services once we have finished developing our initial product.

DISTRIBUTION

     After we have completed the development stage we intend to distribute our product ourselves to business owners known by our president and sole director. Our president will contact these business owners and advise them of the benefits of our system. After we are confident that the system will work in a customer environment we will commence selling our system via our web site which will be set up for this purpose.

RECENTRALIZATION  CONCEPT

     In the 1960s and early 1970s there were relatively a small number of computers in the world as compared to today. Typically these types of computers were called Mainframe computers. The term "Mainframe computer" was originally used for almost any computer system and then later to describe only large computer systems. These systems were mainly used by large corporations, academic and government communities. A Mainframe computer was highly centralized with the main or primary computer being responsible for all functions.

     In the mid 1970s through to today the personal computer took center stage. Computer resources became decentralized with many smaller computers doing the work of a larger one. Companies such as Microsoft and Intel became household names during this era. The disadvantage of this decentralization was that in many cases thousands of computers had to be individually managed and maintained. The maintenance cost of a single personal computer is often greater than the purchase cost of the personal computer itself over its useful lifetime.

     The Company sees an opportunity to recentralize computing by centralizing resources in the style of a Mainframe computer of the 1960s. This may seem backwards to some, but considering today's maintenance costs in the decentralized world, centralization makes a good deal of sense as maintenance costs can be drastically reduced. Additionally, we will use Open Source Software to implement our vision. There is an Open Source Software project called the Linux Terminal Server Project that we can leverage to build a recentralized system in less than one year according to management's projections.

TARGET  CUSTOMERS

     Our target customers will be businesses that operate computer networks of between 3 and 50 desktop computers. Such offices are accounting firms, law offices, software development houses, call centers. In the future we hope to sell to our product to Internet service providers (ISPs).

     We believe that our product will appeal to many types of businesses because we can reduce the maintenance costs since our system is centralized and services personnel need only manage a small number of Central Servers. An additional benefit will be that computer virus and patch management will become more simplified than it is today.

CUSTOMER  EXAMPLE

   Our system can be understood by reviewing the following usage example. Our system could be used in a law office. In the server room, we would install a central server configured to run a number of applications including a set of office applications, email client and web browser. On the desks of the lawyers and legal assistants are small diskless computer terminals that are connected to the central server. Also attached to the network are devices such as printers, scanners and other hardware.

   When the end user turns on her terminal it connects to the central server and shows a log on screen. The end user logs in to the server and her desktop is displayed in the system. The end user can choose from a number of programs to run. The end user chooses a program and uses a keyboard and mouse to enter and retrieve data.

   We believe that the benefit of our system is that a customer will not need to retain an in house computer expert to maintain the system. From our remote office, we can install new applications, fine tune and configure or repair a system. For example, if the law office wanted a new version of an application they would just inform us and we would have it available on the terminals shortly afterwards. The law firm would not have to buy and install software. Rather, the software would be installed for them simply and easily.

   We could invoice the law office with consistent and predictable monthly fees similar to how they pay for their telephone, gas and power service. Our system will allow us to offer software and support as a monthly metered service.

BUSINESS  MODEL

     The basic business model is to sell both products and services. However, we must start with building our product first and if we are able to establish it into the market place we will be able to service our product. Our business model relies on us being successful in making a product that functions as specified. This is the primary goal of our development stage, to make a recentralized computer system that we can sell to future customers.

MARKET  ANALYSIS

     To better understand our plan it will help you to see our analysis of the corporate software market. We believe that there is new opportunity for companies like us to compete against Microsoft. The mass migration to non-Microsoft technologies has yet to start in earnest. There are a small but growing number of businesses that are converting over to using Open Source
Software systems. We believe that Open Source Software is a significant opportunity for us to gain a foothold in computer industry. However, Microsoft is a formidable competitor and the outcome is far from decided.

COMPETITION

     We fully expect to have competition in the recentralized market space from both large and small companies. We have not identified direct competition. We anticipate direct competition from small companies, however, we are mainly concerned with larger companies such as Sun Microsystems Inc., VA Software Corp. and Red Hat Inc. to the extent that they see the market as we do. We are not aware of any products of these companies that directly compete with our product concept. They do, however, have products that could be used as a foundation to start competing with us if our vision proves to be correct. The table below outlines the products which could be modified to become competitive.

COMPANY                        PRODUCT  NAME
                               (POTENTIAL  COMPETITION)
Sun  Microsystems  Inc.        Mad  Hatter  Linux  Desktop
VA  Software  Corp.            Custom work through their professional
                               services division
Red  Hat  Inc.                 Red  Hat  Enterprise  Linux

     We are a much smaller company than the firms listed above. You are encouraged to search the term "Recentralized Computing" to see other possible competitors. We believe that competition validates that we have identified a new market segment. We also believe that any competition will drive us to make better products for our future customers. We intend to identify and focus on specialized markets such as call centers and medical labs as they become apparent to mitigate competition risks.

INTELLECTUAL  PROPERTY

     We do not own any intellectual property such as patents, trademarks or copyrights. In fact, the use of Open Source Software in our products makes owning intellectual property more difficult than it has been historically.

NEED  FOR  GOVERNMENT  APPROVAL

     The Company does not need government approval for its products and services.

RESEARCH  &  DEVELOPMENT

     The Company will use funds raised in the IPO to develop the initial product during the next twelve months.

Central  Server  Technical  Development
---------------------------------------

     Of the two components, we expect that Central Server will be the more difficult component to develop as it will contain more hardware and software than the Thin Client. We will design the Central Server to be easily expandable in terms of adding processing power, storage, backup facilities and network bandwidth. Mr. Corcoran has completed substantial software work on the Central Server by building and testing a number of software programs on a partial prototype system running on his own computer hardware. To date the following have been tested on the partial prototype:

PROGRAM  OR  PROJECT  INTEGRATED           FEATURE  PROVIDED
OpenOffice                                 Word  processing,  spreadsheet  and
                                           presentation
Evolution                                  Email, personal information  manager,
                                           calendaring
GNUCash                                    Financial  Accounting
Mozilla                                    Web  Browsing  and  Web  Applications
Linux  Kernel  2.6  beta  5                OS  to  support  the  above  programs
Gentoo  Portage  Build  System             Build System to integrate  the  above

     In order to complete the Central Server, we need to resolve how to support different applications' versions on the same server and need to test and confirm remote boot and display plans. We expect that the Central Server will take an additional three to four months to complete.

Thin  Client  Technical  Development
------------------------------------

     We expect that the Thin Client development to be less complex than the Central Server. We aim to keep the Thin Client hardware simple, low cost and easy to use, install and maintain. No work has been done on the implementation of the Thin Client to date. We expect that the Thin Client will take an additional five to eight months to complete assuming sequential development after the central server is complete.

Prototype  System  Completion  Summary
--------------------------------------

     The following is a summary of what has been completed and tasks that still need to be completed for a prototype system. The prototype system requires both the completion of the central server and a thin client terminal. The following table provides a summary of the tasks at hand and the status of these tasks.

                        TASK                          COMPLETE     INCOMPLETE
Central Server :: Application Selection and               X
Testing
Central Server :: Terminal Boot Support                                 X
Central Server :: Remote Display                                        X
Thin Client :: Hardware Selection                                       X
Thin Client :: Remote Boot                                              X

     In order to complete the prototype we need to finalize the hardware selection and integrate the system software from freely available open source code. We do not anticipate having to develop our own software programs. We estimate the time to complete the prototype system to be eight to twelve months depending on the number of unanticipated problems encountered.

STRATEGIC  TECHNICAL  PARTNERSHIPS

     We will seek to partner with some computer hardware companies and Open Source Software projects in software, hardware and network component areas. We will not be developing our own hardware but will be buying it from a series of suppliers. These computer hardware suppliers may need to support us with technical support if we run into issues in the development stage. We do not currently have contracts with any computer hardware suppliers or Open Source Software projects.

     We expect the partners will be either hardware or software partners. Our future hardware partners will likely be CPU and motherboard manufacturers. The role we expect they will play going forward will be to provide us with early versions of their hardware products. In order, to get access to early versions we will need to show that we are capable of developing a system that increases demand for their hardware products. Alternately, we may consider paying a fee for early access to new hardware technologies.

     Our future software partners will be Open Source Software projects. As a company that uses Open Source Software we can directly effect the role such a project will play. For example, if we develop custom code that improves an Open Source Software project we will be required to donate that code back to the project. Additionally, if we require certain features in the Open Source
Software project that do not yet exist we can donate money to the project to influence the project's development. In general, Open Source Software projects will be the source of our software components.

OPEN  SOURCE  SOFTWARE

     As discussed, we will make use of Open Source Software technologies wherever possible in an effort to completely eliminate software-licensing costs and to have access to source code so our solutions can be easily customized for specialized vertical markets. The primary benefit to using Open Source Software is that our research and development budget can be reduced substantially when compared to propriety technical development processes. Open Source Software gives us the means to develop our products for less cost.

EMPLOYEES

     The Company does not have any full-time employees. Gregory Corcoran, our Chief Executive Officer, devotes approximately 30 hours per week to our business. The Company will use a small number of consultants when needed during the development stage.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company currently occupies approximately 120 square feet of office space and has access to a 90 square foot electronics test and assembly area on a rent-free basis in the home of Gregory Corcoran, our Chief Executive Officer.

ITEM  3.  LEGAL  PROCEEDINGS

     The  Company  is  not  aware  of  any  legal  proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On June 1, 2004, a majority of shareholders of the Company, via signed written consent to action without a meeting of the shareholders, approved a name change to Dragon Gold Resources, Inc., a 7:1 forward stock split, an increase in the authorized shares to 500,000,000 shares of common stock, and a reauthorization of $.001 par value per share of common stock. The number of pre-split shares consenting to the action was 4,000,000 out of 7,199,542 (or 55.6%) pre-split shares that were eligible to vote. There were no votes cast against or withheld, and there were no abstentions or broker non-votes as to the matters.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The trading symbol for the common stock was "FOLX" and was changed to "DRGO" in connection with the Company's name change in June 2004. The Company's common stock became eligible for trading in March, 2004.

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                             Bid  Prices

 Quarter  Ended                     High                        Low
------------------                  -----                      -----
March  31,  2004                    $1.429                     $0.029


     There were 26 holders of record of the common stock as of June 14, 2004. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On September 30, 2003 we issued 269,794 shares of our common stock to convert $7,709 in shareholder debt to equity at a rate of approximately $0.0286 per share. No underwriters or agents were involved in the foregoing issuances. The Company claims an exemption from registration afforded by Section 4(2) of the Act, since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S promulgated under the Act.

     On April 7, 2003 we issued 175,000 shares of our common stock to Don Peterson for total proceeds of $5,000. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company. The Company claims an exemption from registration afforded by
Section 4(2) of the Act, since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S promulgated under the Act.

     On May 1, 2001 we issued 28,000,000 shares of our common stock to our president and sole director, Greg Corcoran, pursuant to a Business Plan Purchase Agreement dated May 1, 2001. No underwriters or agents were involved in the foregoing issuance. The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

USE  OF  PROCEEDS  FROM  THE  SALE  OF  REGISTERED  SECURITIES

     Our Registration Statement on Form SB-2, as amended, Securities and Exchange Commission File Number 333-107915 became effective on December 19, 2003. The IPO commenced in December, 2003. We terminated the offering on June 15, 2004, before the sale of all securities registered. The IPO was self-underwritten. We registered 1,000,000 shares of our common stock for an aggregate offering price of $200,000. We sold 500,000 shares of our common stock in the IPO for an aggregate price of $100,000.

     From the effective date of the registration statement to March 31, 2004, the Company paid or incurred $8,476 of expenses in connection with the IPO as follows: $6,050 for legal fees, $900 for consulting fees, and $1,526 for general services provided by 591519 B.C. Ltd. Gregory Corcoran, our Chief Executive Officer and sole Director, is the beneficial owner of 591519 B.C. Ltd.; thus, Mr. Corcoran indirectly received the $1,526 paid to 591519 B.C. Ltd. All other amounts were directly paid to persons who are not directors or officers or their associates, persons owning ten (10) percent or more of the Company's common stock, or affiliates of the Company. The net offering proceeds to the Company after deducting the amounts discussed above were $91,524 (the "Net Offering Proceeds"). As of March 31, 2004, the Company had not used the Net Offering Proceeds.

     Subsequent to March 31, 2004, the Company has indirectly paid Mr. Corcoran an aggregate of $2,224 of the Net Offering Proceeds through 591519 B.C Ltd. to satisfy an outstanding loan due 591519 B.C. Ltd. in the amount of $224 and for consulting services in the amount of $2,000. Likewise, the Company has directly paid Mr. Corcoran $1,028 to satisfy an outstanding loan due Mr. Corcoran. The Company has paid $2,736 and $2,400 (or an aggregate of $5,136) of the Net Offering Proceeds to satisfy two loans due shareholders who each own less than ten (10) percent of the Company's common stock.

     The  Company  currently  has  remaining  approximately  $83,136  of the Net
Offering Proceeds, $22,000 of which it expects to use to pay Mr. Corcoran, directly or indirectly through 591519 B.C. Ltd., for consulting services.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     This  report  contains  forward  looking  statements  within the meaning of
Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "RISK FACTORS" in this Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included in "Item 7. Financial Statements."

OVERVIEW

     The Company was incorporated in the State of Nevada, U.S.A. on December 13, 2000 as Folix Technologies Inc. On June 1, 2004, the Company filed a Certificate of Amendment to change its name to Dragon Gold Resources, Inc. which change became effective on June 14, 2004. The Company is based in Vancouver, B.C., Canada. The Company's principal business is the development of a Linux based application server and thin client computing systems.

     Our initial product is a client-server system that can run computer programs from a centralized server on a user terminal. We believe the primary benefit to our future customers is that we offer a system that can be centrally managed and in some cases we can offer software applications for a low cost. We build our products using a new method of software development called Open Source Software. Open Source Software has been a very successful phenomenon since it allows a community of users with a common need to share the cost of developing software and not to be held hostage by a single vendor of computer programs. We believe that the use of Open Source Software in our products will allow us to dramatically reduce our research and development expenditures. Our products will contain commodity computer hardware components that run Open Source Software. We also believe that this will allow us to offer reliable systems to future customers at reasonable prices.

     The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives.

     During the period since inception on December 13, 2000 to March 31, 2004, the Company has accumulated a deficit during the development stage of $27,882. The Company's auditors in their Independent Auditors' Report dated June 2, 2004, have expressed substantial doubt regarding the Company's ability to continue as a going concern.

PLAN  OF  OPERATION

     We define our development stage as the twelve-month period of time that we believe it will take us to develop our initial product. We raised $100,000 from an offering under an SB-2 Registration Statement that was declared effective December 19, 2003. We believe that we have enough cash on hand to cover basic operating expenses during our development stage. We intend to complete the development stage of our initial product during the next twelve months.

     Our business plan is to proceed with the development of our initial product so it can be sold. Development of our initial product is expected to cost us $20,000 for computer hardware plus an additional $68,000 in consulting fees. We expect that over the next twelve months the consulting fees will be broken down as follows:

                                                              ANTICIPATED FEES
CONSULTANT                                                  IN  NEXT  12  MONTHS
Mr. Corcoran - Project Management and Development Work             $24,000
Consultant 1 - Central Server Build System                         $16,000
Consultant 2 - Thin Client Boot System                             $16,000
Consultant 3 - Testing and Quality Assurance                       $12,000

     In addition, the Company anticipates that it will incur aggregate expenses of $12,000 for legal and accounting fees to fulfill its SEC reporting obligations in the next twelve months.

     During the next twelve months, the Company will perform approximately 720 hours of research and development of a central server and thin client.

     The Company does not plan on hiring any full-time or part-time employees during the next twelve months. The Company will continue to use consultants or service providers for its required services.

COMPARISON  OF  OPERATING  RESULTS

FISCAL  YEAR  ENDED  MARCH 31, 2004 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2003

     The Company had no revenues during the fiscal year ended March 31, 2004 or the fiscal year ended March 31, 2003.

     Expenses increased $16,449 from $1,244 during the fiscal year ended March 31, 2003, to $17,693 (or 1,322%) for the fiscal year ended March 31, 2004. The increase in expenses was directly attributable to costs that the Company incurred in connection with filing its Registration Statement on Form SB-2 and the cost of periodic reporting under the Exchange Act of 1934.

     The expenses incurred during the fiscal year ended March 31, 2004, consisted of accounting and audit of $8,600, bank charges of $308, consulting of $1,200, foreign exchange of $139, investor relations of $1,307, legal and organizational of $4,598, office and telephone of $838, transfer agent filing fees of $679, and travel and promotion of $24 The expenses incurred during the fiscal year ended March 31, 2003, consisted of accounting and audit of $1,000, bank charges of $23, foreign exchange of $21 and office and telephone of $200.

     The Company had a net loss of $17,693 for the fiscal year ended March 31, 2004, as compared to a net loss of $1,244 for the fiscal year ended March 31, 2003. The Company had an accumulated deficit of $27,882 as of March 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2004, the Company had cash of $101,029, which was its only current asset. As of March 31, 2004, the Company had total current liabilities of $18,042, consisting of accounts payable of $1,478, accrued liabilities of $10,176 and an amount due to related parties of $6,388.

     As of March 31, 2004, the Company had $82,987 of working capital, compared to a working capital deficiency of $3,553 as of March 31, 2003. The change is due to the proceeds from the Company's IPO.

     For the fiscal year ended March 31, 2004, the Company used $8,327 of cash in its operations, which consisted of its $17,693 net loss for the period that was offset by a $32 decrease in prepaid deposits, an $8,654 increase in accounts payable and accrued liabilities, and a $680 increase in amounts due to related parties.

     The Company did not have any cash flows from investing activities during the fiscal year ended March 31, 2004.

     The Company had $109,269 of net cash provided by financing activities during the fiscal year ended March 31, 2004, which consisted of $12,745 from related party loans made to the Company, $91,524, net of offering costs of $8,476, from the issuance of common stock in connection with the IPO and $5,000 from a sale of restricted shares to an individual investor.

     The funds raised in our IPO cover only the development of the client-server system. If after completing the development stage, the Company cannot sustain itself through cash flows from operations, the Company will require approximately $ 250,000 of additional capital resources to continue its operations. At this time, the Company has not secured or identified any additional financing for use after the Company completes the development stage. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company will have to delay, curtail or scale back some or all of its operations.

     The Company is exploring merger and acquisition opportunities. There can be no assurance that a merger and acquisition transaction will be completed. If a transaction is completed, it will likely result in a change in control and dilution to the current stockholders.

RISK  FACTORS

     We are subject to all the risks inherent to a development stage company in the computer products industry. These risks include, but are not limited to, a limited operating history, dependency on key personnel, limited resources, possible failure of our research and development efforts, failure to complete adequate financings and failure to meet contractual obligations. Our operating results may be materially affected by the "RISK FACTORS" discussed below as well as other risks and uncertainties not discussed herein:

WE ARE A NEW BUSINESS WITH A LIMITED OPERATING HISTORY AND NO REVENUES TO DATE AND ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE. IF WE FAIL TO OVERCOME THESE OBSTACLES, IT WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

     We are a development-stage company with limited prior business operations and no revenues. We commenced our operations relating to our open source software business plan on May 1, 2001. We are presently engaged in the early stage development of certain computer products and services. After completing our development stage, unless we are able to sustain our business from cash flows from operations or raise $250,000 of additional funding, we may not be able to successfully implement our longer-range business plan and our business will most likely fail. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. In order to establish ourselves in the computer products and services market, we are dependent upon continued funding and the successful development and marketing of our products. If we cannot overcome the increased risks, uncertainties, difficulties and expenses we face as a research and development company, it will have a material adverse effect on our business.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND WE EXPECT FUTURE LOSSES THAT MAY CAUSE OUR STOCK VALUE TO DECLINE.

     Since inception on December 13, 2000, we have incurred a net loss of $27,882. We expect to lose more money as we spend additional capital to develop and market our products and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Such economic weakness may limit our ability to develop and ultimately market our products which will have a material adverse effect on our business.

OUR INABILITY TO RETAIN AND ATTRACT KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS AND WE MAY NOT BE ABLE TO COMPLETE OUR PRODUCT DEVELOPMENT.

     We are heavily dependent on the continued efforts of Gregory Corcoran, our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and our sole Director. We have no formal employment agreements with Mr. Corcoran. Mr. Corcoran's departure would result in us being non-operational. We believe that our future success will also depend on the abilities and continued service consultants involved in the research and development of our products. If we are unable to retain the services of these persons, or if we are unable to attract additional qualified employees, researchers and consultants, we may be unable to successfully finalize and eventually market our computer products being developed, which will have a material adverse effect on our business.

OUR RESEARCH AND DEVELOPMENT EFFORTS MAY NOT RESULT IN COMMERCIALLY VIABLE PRODUCTS AND WE WOULD NOT BE ABLE TO GENERATE REVENUE.

     Our products are in the development stage. Further research and development efforts will be required to develop these products to the point where they can be incorporated into commercially viable or salable solutions. We have set forth in this report of Form 10-KSB our proposed research and development program as it is currently conceived. We cannot assure you, however, that this program will be accomplished in the order or in the time frame set forth. We reserve the right to modify the research and development program. We may not succeed in developing commercially viable products. If not, our ability to generate revenues from our products will be severely limited.

WE MAY NOT BE ABLE TO DEVELOP A VIABLE MARKET FOR OUR PRODUCTS AND THIS WOULD ADVERSELY EFFECT OUR RESULTS OF OPERATIONS.

     The demand and price for our products will be based upon the existence of viable markets. The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our products when compared to known or unknown alternatives. If the products of other companies provide more cost-effective alternatives or otherwise outperform our products, the demand for our products maybe adversely affected. Our success will be dependent upon market acceptance of our products. Failure of our products to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition, results of operations and market penetration.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE COMPETITIVE COMPUTER PRODUCTS INDUSTRY AND THIS WOULD ADVERSELY EFFECT OUR RESULTS OF OPERATIONS.

     Our future success depends on our ability to compete effectively with other manufacturers of computer products, including major manufacturers of computer hardware and Linux distributions that may have internal development programs. We are an early-stage research and development company engaged in developing our initial products. We have not yet completed our first product and have no revenue from operations. As a result, we may have difficulty competing with larger, established computer companies. Most of our potential competitors will be established, well-known companies that have:

    - Substantially  greater  financial,  technical  and  marketing  resources;
    - Larger  customer  bases;
    - Better  name  recognition;
    - Related  product  offerings;  and
    - Larger  marketing  areas.

     Companies such as Sun Microsystems, VA Software and Red Hat are major, international providers of active computer products in the Linux product arena. Because these companies may possibly develop recentralized computing solutions for their own product lines, they may ultimately be in competition with us. These companies represent a wide array of computer products, technologies and approaches. Most of these companies have more resources than we do and, therefore, a greater opportunity to develop comparable products and bring those products to market more efficiently than us. If we do not compete effectively with current and future competitors, it will have a material adverse effect on our future growth and results of operations.

WE MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS AND MAY HAVE TO PAY ROYALTIES OR STOP SHIPMENT OF OUR PRODUCTS AND THIS WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our business plans call for the use of Open Source Software technology. This technology is generally accepted to be "freely" available in terms of access to the technology and in price. However, it is possible that in the future others may claim ownership rights to portions of this technology. This means that we may infringe on proprietary rights of others. If an entity is deemed to own these rights we may have to pay a royalty or stop shipment of our products all together. If this occurs, it will have a material adverse effect on our future growth and results or operations.

BECAUSE MR. CORCORAN OWNS 55.6% OF OUR COMMON STOCK, HE WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

     Gregory Corcoran, the Company's President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole Director, owns approximately 55.6% of the issued and outstanding shares of our common stock. Accordingly, he will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Corcoran may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

IF  THERE  IS  A  MARKET  FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

     If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

    - actual  or  anticipated  variations  in  our  results  of  operations;
    - our  ability  or  inability  to  generate  new  revenues;
    - increased  competition;  and
    - conditions  and  trends  in  the  computer products and services industry.

     Further, because our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

WE  ARE  EXPLORING  MERGER  AND  ACQUISITION  OPPORTUNITIES.

     We are exploring merger and acquisition opportunities. There can be no assurance that a merger and acquisition transaction will be completed. If a transaction is completed, it will likely result in a change in control and dilution to the current stockholders. If we do not complete a merger and acquisition transaction, it may have a material adverse effect on our business operations as there is no assurance that we will be able to obtain the funding necessary to take our initial product to market.

CRITICAL  ACCOUNTING  POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Going Concern. The Company is in its early development stage as the Company's management devotes most of its activities developing a market for its products and services and planned principal activities have not begun. The Company has not generated any revenues since inception and has incurred substantial losses. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing and/or attain profitable operations. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Foreign Currency Translation. The Company's primary functional currency is the United States Dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of the financials statements provided herein, entered into any derivative instruments to offset the impact of foreign currency fluctuations. Significant fluctuations in the price of the Canadian Dollar relative to the U.S. Dollar would have a substantial impact on the Company's account balances that have been converted into U.S. Dollars.

ITEM  7.  FINANCIAL  STATEMENTS

     The financial statements for the fiscal year ended March 31, 2004, audited by Manning Elliot, Chartered Accountants, and the comparative financial statements for the fiscal year ended March 31, 2003, and the period from December 13, 2000 (Date of Inception) to March 31, 2003, audited by Lancaster & David, Chartered Accountants, are included herein.

Dragon Gold Resources, Inc.
(Formerly Folix  Technologies,  Inc.)
(A  Development  Stage  Company)


                                      Index


Independent  Auditors'  Report                                       F-1

Balance  Sheets                                                      F-2

Statements  of  Operations                                           F-3

Statements  of  Cash  Flows                                          F-4

Statements  of  Stockholders'  Equity                                F-5

Notes  to  the  Financial  Statements                                F-6

MANNING ELLIOTT
CHARTERED ACCOUNTANTS
11th floor, 1050 West Pender Street
Vancouver, BC, Canada V6E 3S7
Phone: 604.714.3600
Fax: 604.714.3669
Web: manningelliott.com

                          Independent Auditors' Report
                          -----------------------------


To the Stockholders and Board of Directors of Dragon Gold Resources, Inc. (formerly Folix Technologies, Inc.) (A Development Stage Company)

We have audited the accompanying balance sheet of Dragon Gold Resources, Inc. (formerly Folix Technologies, Inc.) (A Development Stage Company) as of March 31, 2004 and the related statement of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Dragon Gold Resources, Inc. (formerly Folix Technologies, Inc. as of March 31, 2003 and the related statements of operations, stockholders' deficit and cash flows accumulated for the period from December 13, 2000 (Date of Inception) to March 31, 2003 and the year ended March 31, 2003, were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated May 5, 2003 and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Dragon Gold Resources, Inc. (formerly Folix Technologies, Inc.), as of March 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has never generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  "Manning  Elliott"


CHARTERED  ACCOUNTANTS
Vancouver,  Canada
June  2,  2004, except as to Note 6
which is as of June 14, 2004


Dragon Gold Resources, Inc.
(Formerly Folix  Technologies,  Inc.)
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)

                                                                March 31,   March 31,
                                                                  2004       2003
                                                                    $          $
Assets

Current Assets

Cash                                                             101,029         87
Amount due from related party                                          -         64
Deposits                                                               -         32

Total Assets                                                     101,029        183


Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts payable                                                   1,478          -
Accrued liabilities                                               10,176      3,000
Due to related parties (Note 4)                                    6,388        736

Total Current Liabilities                                         18,042      3,736

Commitments (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 500,000,000 common shares authorized with a par value of $0.001, 50,396,794 and 46,452,000 common shares issued
and outstanding respectively                                      50,397      46,452

Additional Paid In Capital (Discount) (Note 3 (a))                60,472     (39,816)

Deficit Accumulated During the Development Stage                 (27,882)   (10,189)


Total Stockholders' Equity (Deficit)                              82,987     (3,553)


Total Liabilities and Stockholders' Equity                       101,029        183



     (The accompanying notes are an integral part of the financial statements)


Dragon Gold Resources, Inc.
(Formerly Folix  Technologies,  Inc.)
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)


                                                                     Accumulated From
                                             Year          Year     December 13, 2000
                                            Ended         Ended     (Date of Inception)
                                          March 31,      March 31,      to March 31,
                                            2004           2003              2004
                                              $              $                 $

Revenue                                          -             -               -

Expenses

Accounting and audit                          8,600        1,000          11,600
Bank charges                                    308           23             380
Consulting (Note 4(c))                        1,200            -           5,200
Foreign exchange                                139           21             214
Investor relations                            1,307            -           1,307
Legal and organizational                      4,598            -           5,568
Office and telephone                            838          200           1,363
Transfer agent and filing fees                  679            -             679
Travel and promotion                             24            -             191
Write-off of assets                               -            -           1,380
                                             17,693        1,244          27,882
Net Loss for the Period                     (17,693)      (1,244)        (27,882)

Net Loss Per Share - Basic and Diluted            -            -

Weighted Average Shares Outstanding       47,145,000    46,452,000


(The accompanying notes are an integral part of the financial statements)


Dragon Gold Resources, Inc.
(Formerly Folix  Technologies,  Inc.)
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)


                                                                                  Accumulated From
                                                        Year           Year       December 13, 2000
                                                        Ended          Ended     (Date of Inception)
                                                       March 31,      March 31,      to March 31,
                                                         2004           2003            2004
                                                           $              $               $
Cash Flows to Operating Activities

Net loss for the period                                 (17,693)      (1,244)          (27,882)

Adjustments to reconcile net loss to cash

Expenses settled with issuance of stock                       -           -             5,070

Change in operating assets and liabilities
Decrease in prepaid deposit                                  32            -                -
Increase in accounts payable and accrued liabilities      8,654        1,000           11,654
Increase in amounts due to related parties                  680          263            1,352
-
Net Cash Provided by (Used in) Operating Activities      (8,327)          19           (9,806)

Cash Flows from Financing Activities

Proceeds from related party loans                        12,745            -           12,745
Proceeds from issuance of common shares, net             96,524            -           98,090

Net Cash Provided by Financing Activities               109,269            -          110,835

Increase in cash                                        100,942           19          101,029

Cash - beginning of period                                   87           68                -

Cash - end of period                                    101,029           87          101,029

Non-Cash Financing Activities

Common stock issued for asset purchase                        -            -              100
Common stock issued for related party debt settlement     7,708            -            7,708
Common stock issued for payment of expenses                   -            -            4,970

Supplemental Disclosures

Interest paid                                                 -            -                -
Income tax paid                                               -            -                -

    (The accompanying notes are an integral park of the financial statements)


Dragon Gold Resources, Inc.
(Formerly Folix  Technologies,  Inc.)
(A  Development  Stage  Company)
Statement  of  Stockholders'  Equity
From  December  13,  2000  (Date  of  Inception)  to  March  31,  2004
(expressed  in  U.S.  dollars)



                                                                                                   Deficit
                                                                                      Additional   Accumulated
                                                                                      Paid In      During the
                                                                                      Capital      Development
                                                                  Shares      Amount  (Discount)    Stage          Total
                                                                     #          $          $           $              $
Balance - December 13, 2000 (Date of Inception)                         -         -           -         -               -

Common stock issued for cash                                    10,962,000     10,962    (9,396)        -            1,566

Common stock issued for organizational expenses                  6,790,000      6,790    (5,820)        -              970

Common stock issued for asset purchase                             700,000        700      (600)        -              100

Net loss for the period                                                 -         -           -     (3,437)         (3,437)


Balance - March 31, 2001                                        18,452,000     18,452   (15,816)    (3,437)           (801)

Common stock issued for services                                28,000,000     28,000   (24,000)        -            4,000

Net loss for the year                                                   -         -           -     (5,508)         (5,508)


Balance - March 31, 2002                                        46,452,000     46,452   (39,816)    (8,945)         (2,309)

Net loss for the year                                                   -         -           -     (1,244)         (1,244)


Balance - March 31, 2003                                        46,452,000     46,452   (39,816)   (10,189)         (3,553)

Common stock issued for cash, net of offering costs of $8,476    3,675,000      3,675    92,849          -          96,524

Common stock issued for debt settlement                            269,794        270     7,439          -           7,709

Net loss for the year                                                   -         -           -    (17,693)        (17,693)


Balance - March 31, 2004                                        50,396,794     50,397    60,472    (27,882)         82,987


    (The accompanying notes are an integral part of the financial statements)

Dragon Gold Resources, Inc.
(Formerly Folix  Technologies,  Inc.)
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
For  the  Year  Ended  March  31,  2004
(expressed  in  U.S.  dollars)


1.     Development  Stage  Company
Folix Technologies Inc. (the "Company") was incorporated in the State of Nevada, U.S.A. on December 13, 2000 and is based in Vancouver, B.C., Canada. Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc. The Company's principal business is the development of a Linux based Application server and thin client computing systems.

On March 9, 2001, the Company entered into an asset purchase agreement to acquire certain hair loss prevention and hair loss regrowth intellectual property. The Company was to pay CDN$25,000 in monthly installments and issue 700,000 shares of common stock. The Company paid CDN$2,000 (US $1,280) and issued 700,000 shares of common stock before terminating the agreement on May 1, 2001. The Company is no longer involved in the hair loss business.

The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. During the period since inception on December 13, 2000 to March 31, 2004, the Company has incurred operating losses aggregating $27,882. There is substantial doubt regarding the Company's ability to continue as a going concern.

During the year, the Company raised $100,000 from an offering under an SB-2 Registration Statement that was declared effective December 19, 2003. The Company has enough cash on hand to cover basic operating expenses for the next twelve months.


2.  Summary  of  Significant  Accounting  Policies
(a)  Basis  of  Presentation

    The Company has not produced any revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.

(b)  Use  of  Estimates

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

(c)  Year  End

     The  Company's  fiscal  year  end  is  March  31.

(d) Cash  and  Cash  Equivalents

    The Company considers all highly liquid instruments with a maturity of three
    Month  or  less   at  the   time  of   issuance  to   be  cash  equivalents.

(e) Foreign  Currency  Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Dragon Gold Resources, Inc.
(Formerly Folix  Technologies,  Inc.)
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
For  the  Year  Ended  March  31,  2004
(expressed  in  U.S.  dollars)


2.  Summary  of  Significant  Accounting  Policies  (continued)

(f)     Basic  and  Diluted  Net  Income  (Loss)  Per  Share

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

(g)     Financial  Instruments

Financial instruments which include cash and equivalents, accounts payable and accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(h)     Comprehensive  Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2004 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(i)     Recent  Accounting  Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

Dragon Gold Resources, Inc.
(Formerly Folix  Technologies,  Inc.)
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
For  the  Year  Ended  March  31,  2004
(expressed  in  U.S.  dollars)


3.     Common  shares

     (a) On June 14, 2004, the Company completed a forward split of its common stock on a seven for one basis whereas every share of fully paid common stock issued and outstanding immediately prior to the forward split was changed into seven new shares of the Company. All share amounts have been retroactively adjusted for all periods presented. The increase in common shares was accounted for as a reduction in Additional Paid in Capital for all periods presented. Additionally, the authorized common shares were increased to 500,000,000 shares of common stock and the par value was re-authorized at $.001 per share of common stock.

     (b) Pursuant to an SB-2 Registration Statement, on February 20, 2004, the Company issued 3,500,000 shares of its common stock at $0.0286 per common share for total proceeds of $91,524 net of offering costs of $8,476.

     (c) On September 30, 2003, the Company issued 269,794 shares of its common stock to settle shareholder loans of $7,709. The loans were converted to common shares at $0.0286 per common share.

     (d) On April 7, 2003, the Company issued, under Regulation S, a total of 175,000 shares of its common stock at $0.0286 per share for total proceeds of $5,000.


4.     Related Party Transactions/Balances

(a)     Due to director

The amount due to a director represents expenses of $1,028 (2003 - $636) paid on behalf of the Company. The amount due is non-interest bearing, unsecured and has no specific terms of repayment.

(b)     Due to stockholder

The amount due to a shareholder represents expenses of $5,136 (2003 - $100) paid on behalf of the Company. The amount due is non-interest bearing, unsecured and has no specific terms of repayment.

(c)     Transactions  with  director

During the year, the Company paid $1,200 for consulting services performed by the sole director of the Company.

(d)     Due  to  affiliated  company

The amount due to a company controlled by the sole director represents expenses of $224 paid on behalf of the Company. The amount is non-interest bearing with no specific terms of repayment.

(e)     Common shares issued to shareholders

On September 30, 2003, the Company issued 269,794 shares of its common stock to settle shareholder loans of $7,709. The loans were converted to common shares at $0.0286 per common share.

5.     Income  Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses of $27,882, which expire starting in 2020. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Dragon Gold Resources, Inc.
(Formerly Folix  Technologies,  Inc.)
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
For  the  Year  Ended  March  31,  2004
(expressed  in  U.S.  dollars)


5.     Income  Tax  (continued)

The components of the net deferred tax asset at March 31, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:
                                            2004           2003
                                              $              $

               Net Operating Loss          17,693          1,244

               Statutory Tax Rate            34%            34%

               Effective Tax Rate             -              -

               Deferred Tax Asset           6,016           423

               Valuation Allowance         (6,016)         (423)

               Net Deferred Tax Asset         -              -

6.  Subsequent Event

     Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc. and also affected a forward stock split on a seven to one basis where one fully paid common share was changed into seven common shares of the Company. All share amounts have been retroactively adjusted to reflect the stock split. The Company also increased the amount of authorized common shares to 500,000,000 and reauthorized the par value of $.001 per share of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective May 26, 2004, the client-auditor relationship between the Company and Lancaster & David, Chartered Accountants ("Lancaster"), ceased as the former accountant declined to stand for re-election. On that date, the Company's Board of Directors approved a change of accountants and the Company's management engaged Manning Elliott, Chartered Accountants ("Manning"), as its principal independent public accountant for the fiscal year ended March 31, 2004. Lancaster had served as the Company's auditor for the fiscal years ended
March  31,  2003  and  2002.

     Manning is succeeding Lancaster. Lancaster audited the balance sheet of the Company as of March 31, 2003 and March 31, 2002 and the related statements of operations, statement of stockholders' equity, and the statements of cash flows for the years then ended. Lancaster's report on the financial statements of the Company for the fiscal years ended March 31, 2003 and March 31, 2002, and any later interim period, including the interim period up to and including the date the relationship with Lancaster ceased did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

     In connection with the audit of the Company's fiscal years ended March 31, 2004 and 2003, and any later interim period, including the interim period up to and including the date the relationship with Lancaster ceased, there have been no disagreements with Lancaster on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Lancaster would have caused Lancaster to make reference to the subject matter of the disagreement(s) in connection with its report on the Company's financial statements. There have been no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K during the Company's two most recent fiscal years ended March 31, 2004, and any later interim period, including the interim period up to and including the date the relationship with Lancaster ceased.

     The Company authorized Lancaster to respond fully to the inquiries of the new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Lancaster review the disclosure in the report of Form 8-K filed by the Company on May 27, 2004, and Lancaster was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it did not agree with the statements made by the Company therein. Such letter was filed as an exhibit to such report on Form 8-K.

     The Company had not previously consulted with Manning regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Lancaster, the Company's previous independent accountant, as there were no such disagreements, or an other reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) during the Company's two most recent fiscal years ended March 31, 2004 and any later interim period, including the interim period up to and including the date the relationship with Lancaster ceased. The Company had not received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.


     Manning reviewed the disclosure required by Item 304(a) before the report of Form 8-K was filed by the Company on May 27, 2004, and was provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it did not agree with the statements made by the Company in response to Item 304(a). Such letter was filed as an exhibit to such report.

ITEM  8A.  CONTROLS  AND  PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The  Directors  and  Officers  of  the  Company  are  as  follows:

                                                                 Served  as  a
 Name                   Age      Position                       Director  Since:
 ----                   ---      --------                        ---------------
Gregory  Corcoran       41       President,  Chief  Executive    December  2000
                                 Officer,  Secretary,
                                 Treasurer,  Chief  Financial
                                 Officer  and  Director

     Gregory Corcoran founded the Company in December 2000. Mr. Corcoran currently devotes 30 hours per week to the Company's business. During the last five years from 1998 to the present Gregory Corcoran has been self-employed as a technology consultant through Spidex Technologies ("Spidex"), which he founded in 1996. Spidex sold web server technology for the Microsoft Windows CE operating system to Intrinsyc Software ("Intrinsyc"). This web server technology allowed Intrinsyc to become a leader within the Windows CE industry and establish Intrinsyc as a leader in the Windows CE market space. The web server product won industry recognition. From December 1999 to September 2001 Mr. Corcoran also served as director and CEO of AudioMonster Online, Inc., a company working in the MP3 music market area. Mr. Corcoran has been published in trade journals including the CE Tech Journal, a Microsoft sponsored trade journal.

     Mr. Corcoran received a B.Sc. Degree majoring in Physics from the University of British Columbia in 1986 and a Diploma of Technology in Robotics from the British Columbia Institute of Technology in 1989.

EMPLOYMENT  AND  CONSULTING  AGREEMENTS

     The Company plans to pay Gregory Corcoran, its Chief Executive Officer, $2,000 per month during the fiscal year ending March 31, 2005, for project management and development services. The Company, however, does not have a formal employment or consulting agreement with Mr. Corcoran regarding such compensation. The Company will pay Mr. Corcoran prospectively without regards to past services that Mr. Corcoran provided to the Company.

SECTION  16  (A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section  16(a)  forms  filed  by  such  reporting  persons.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, Gregory Corcoran is subject to Section 16(a) filing requirements.

CODE  OF  ETHICS

     The Board of Directors adopted a Code of Ethics in June 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Gregory Corcoran, Chief Executive Officer, at 205-1072 Davie Street, Vancouver, British Columbia, Canada V6E 1M3.

ITEM  10.  EXECUTIVE  COMPENSATION

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.


                           SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------------
                            ANNUAL COMPENSATION          AWARDS        PAYOUTS
                          -----------------------  ------------------  -------

                                                            SECURITIES
                                                              UNDERLY-
                                            OTHER    RE-        ING              ALL
                                            ANNUAL STRICTED   OPTIONS/           OTHER
 NAME AND PRINCIPAL                        COMPEN-  STOCK      SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION   AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  --------  --------  -------  ------
Gregory Corcoran,  2004  $2,726(1)  --        --      --        --       --       --
CEO, President,    2003  $0.00      --        --      --        --       --       --
Secretary,         2002  $0.00      --        --      --        --       --       --
Treasurer and
Director


(1) The Company paid or incurred $1,200 to 591519 B.C. Ltd. for consulting services and $1,526 to 591519 B.C. Ltd. for Form SB-2 development and EDGAR services as of March 31, 2004. Gregory Corcoran is the beneficial owner of 591519 B.C. Ltd.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of June 14, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

    Name  and  Address  of                 Shares Owned               % of Class
    Beneficial  Owner                      Beneficially(1)               Owned
    -------------------                    ---------------             ---------
    Gregory  Corcoran                        28,000,000                  55.6%
    205-1072  Davie  Street
    Vancouver,  B.C.
    Canada  V6E  1M3

    All  Officers  and  Directors            28,000,000                  55.6%
    as  a  Group  (1  person)

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this report on Form 10-KSB.

     This table is based upon information derived from our stock records. Unless otherwise indicated, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

     The Company is engaged in negotiations regarding certain transactions that, if consummated, will result in a change in control. In anticipation of such a change in control and change in business focus, the Company has changed its name to Dragon Gold Resources, Inc.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     On December 18, 2000, the Company issued 970,000 pre-split shares to Gregory Corcoran, its Chief Executive Officer. The 970,000 pre-split shares issued at a par value of $0.001 represented a payment of $970 to reimburse Mr. Corcoran for organizational fees paid by him on behalf of the company.

     On May 1, 2001 the Company issued 4,000,000 pre-split shares to Greg Corcoran pursuant to a Business Plan Purchase Agreement dated May 1, 2001. The 4,000,000 pre-split shares issued at a par value of $0.001 represented a payment of $4,000 pursuant to the Business Plan Purchase Agreement. In return, Mr. Corcoran provided the Company with the exclusive right to develop the Business Plan provided the Company is able to raise a minimum of $100,000 before December 31, 2004. The Company has raised $100,000 from its IPO for such purposes.

     In  fiscal  year  2004  which ran from April 1, 2003 to March 31, 2004, the
Company paid $1,200 to Mr. Corcoran's management company 591519 B.C. Ltd. to compensate Mr. Corcoran for 24 hours of work that he performed in connection with preparation of the Company's prospectus.

     As of March 31, 2004, the Company owed $224 directly to Mr. Corcoran and $1,028 to a company controlled by Mr. Corcoran for amounts paid by them on behalf of the Company. The Company has since repaid this amount using funds from the IPO. The amount due was non-interest bearing, unsecured and had no specific terms of repayment.


     In June 2004, the Company paid $2,000 to 591519 B.C. Ltd. as compensation for consulting services performed by Mr. Corcoran relating to audit management and other management services. The Company intends to pay 591519 B.C. Ltd. and/or Mr. Corcoran $2,000 per month during the next eleven months (or an aggregate of $22,000) for consulting services.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  EXHIBITS

         Exhibit  No.       Description  of  Exhibit
         ----------         ----------------------

     3.1                    Articles  of  Incorporation             (1)

     3.2                    Certificate  of  Amendment              (2)

     3.3                    By-Laws                                 (1)

     10.1                   Business  Plan  Purchase  Agreement     (1)

     16.1                   Letter  from  Lancaster  &  David,
                            Chartered  Accountant                   (3)

     16.2                   Letter  from  Manning  Elliott,
                            Chartered  Accountant                   (3)

     31 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant Section 302 of the
                            Sarbanes-Oxley  Act  of  2002             *

     32 Certificate of the Chief Executive Office and Chief Financial Officer pursuant to Section 906 of the
                            Sarbanes-Oxley  Act  of  2002             *

(1) Filed as Exhibits 3.1,3.2 and 10.1 to registration statement on Form SB-2 filed on August 13, 2003, as amended, and incorporated herein by reference.

(2) Filed as Exhibit 3.1 to report on Form 8-K filed on June 14, 2004, and incorporated herein by reference.

(3) Filed as Exhibits 16.1 and 16.2 to report on Form 8-K filed on May 27, 2004, and incorporated herein by reference.

*    Filed  herewith  as  an  exhibit.

     (b)  REPORTS  ON  FORM  8-K

     The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

     The Company filed the following two (2) reports of Form 8-K subsequent to the period covered by this report:

     (1)  Form  8-K  filed  on  May  27,  2004,  to report a change of auditors.

     (2) Form 8-K filed on June 14, 2004, to report a name change, forward stock split, increase in authorized shares, reauthorization of the par value of the Company's common stock and a new ticker symbol.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

     The aggregate fees billed for each of the fiscal years ended March 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $3,000 and $1,500, respectively. The aggregate fees billed for each of the fiscal years ended March 31, 2004 and 2003 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $1,000 and $0, respectively.

AUDIT  RELATED  FEES

None

TAX  FEES

None

ALL  OTHER  FEES

     The Company's principal accountant billed an aggregate of $1,600 during the fiscal years ended March 31, 2004 and 2003 as a fee for its consent to the inclusion of its Auditors' Report in the Company's Registration Statement on Form SB-2, as amended.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DRAGON  GOLD  RESOURCES,  INC.

DATED:  June  25  2004                      By:  /s/  Gregory  Corcoran
                                                  ------------------------
                                                  Gregory  Corcoran
                                                  Chief  Executive  Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                       TITLE                          DATE

/s/  Gregory  Corcoran     Chief  Executive  Officer,     June  25,  2004
----------------------     Chief  Financial  Officer,
Gregory  Corcoran          and  Director
                           (Principal  Executive  and
                           Financial  Officer)

EXHIBIT  31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Gregory  Corcoran,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Dragon Gold Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  June  25,  2004


                                   By:  /s/Gregory  Corcoran
                                   -------------------------------
                                        Gregory  Corcoran,
                                        Chief  Executive  Officer  and
                                        Chief  Financial  Officer

Exhibit  32


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Gregory Corcoran, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Dragon Gold Resources, Inc. on Form 10-KSB for the fiscal year ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Dragon Gold Resources, Inc.


                                     By:/s/  Gregory  Corcoran
                                     --------------------------
                                     Name:  Gregory  Corcoran
                                     Title: Chief  Executive  Officer  and
                                            Chief  Financial  Officer
June  25,  2004