Form 10QSB
period 2004-06-30
Dragon Gold Resources, Inc.
filed 2004-08-16
CIK 1229089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT

        For the transition period from ______________ to ______________

                        COMMISSION FILE NUMBER 000-50541

                          DRAGON GOLD RESOURCES, INC.
                 (Name of small business issuer in its charter)

                NEVADA                                  88-0507007
(State of incorporation or organization)         (IRS Identification No.)

                                338 Euston Road
                                 London NW1 3BT
                                       UK
                    (Address of principal executive offices)

                              +44 (0) 207 416 4920
                          (Issuer's telephone number)

                             205-1072 DAVIE STREET,
                          VANCOUVER, BRITISH COLUMBIA,
                                 CANADA V6E 1M3
                            (Issuer's former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        ----
66,896,794 shares of issuer's common stock, $.001 par value, were outstanding at August 16, 2004. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check  One)         Yes    No   X
                                                                      ----  ----



                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.


Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(A Development Stage Company)
(Unaudited)

                                                              Index


Balance Sheets                                                  F-1

Statements of Operations                                        F-2

Statements of Cash Flows                                        F-3

Notes to the Financial Statements                               F-4


Dragon Gold Resources, Inc.
(Formerly Folix Technologies, Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                             June 30,   March 31,
                                                               2004       2004
                                                                 $          $
                                                            (Unaudited)  (Audited)
Assets

Current Assets

Cash                                                            55,912    101,029
----------------------------------------------------------------------------------
Total Current Assets                                            55,912    101,029

Deferred Financing Costs (Note 5)                               12,235          -
----------------------------------------------------------------------------------
Total Assets                                                    68,147    101,029
==================================================================================

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                   845      1,478
Accrued liabilities                                              4,950     10,176
Due to related parties (Note 4)                                    159      6,388
----------------------------------------------------------------------------------
Total Current Liabilities                                        5,954     18,042
----------------------------------------------------------------------------------
Commitments (Note 1)

Stockholders' Equity

Common Stock, 500,000,000 common shares authorized
with a par value of $0.001, 50,396,794 common shares
issued and outstanding                                          50,397     50,397

Additional Paid In Capital                                      60,472     60,472

Deficit Accumulated During the Development Stage               (48,676)   (27,882)
----------------------------------------------------------------------------------
Total Stockholders' Equity                                      62,193     82,987
----------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                      68,147    101,029
==================================================================================

                                       F-1
    (The accompanying notes are an integral part of the financial statements)


Dragon Gold Resources, Inc.
(Formerly Folix Technologies, Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

                                                                     Accumulated From
                                        Three months   Three months  December 13, 2000
                                            Ended         Ended     (Date of Inception)
                                           June 30,      June 30,       to June 30,
                                            2004          2003             2004
                                              $             $               $
Revenue                                            -             -             -
---------------------------------------------------------------------------------

Expenses

Accounting and audit                           3,350           850        14,950
Bank charges                                     281            49           661
Consulting (Note 4(b))                         2,000         1,200         7,200
Foreign exchange                                 157            35           371
Investor relations                                 -             -         1,307
Legal and organizational                      13,045           120        18,613
Office and telephone                             109             -         1,472
Transfer agent and filing fees                 1,852             -         2,531
Travel and promotion                               -            24           191
Write-off of assets                                -             -         1,380
---------------------------------------------------------------------------------
                                              20,794         2,278        48,676
---------------------------------------------------------------------------------
Net Loss for the Period                      (20,794)       (2,278)      (48,676)
=================================================================================

Net Loss Per Share - Basic and Diluted             -             -
=================================================================================

Weighted Average Shares Outstanding       50,397,000    46,614,000
=================================================================================

                                       F-2
    (The accompanying notes are an integral part of the financial statements)


Dragon Gold Resources, Inc.
(Formerly Folix Technologies, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)


                                                     Three months  Three months
                                                         Ended        Ended
                                                        June 30,     June 30,
                                                          2004         2003
                                                            $           $
Cash Flows to Operating Activities

Net loss for the period                                  (20,794)   (2,278)

Change in operating assets and liabilities
   (Decrease) in accounts payable and accrued liabilities (5,859)   (1,650)
   Increase (decrease) in amounts due to related parties      40      (226)
---------------------------------------------------------------------------
Net Cash (Used in) Operating Activities                  (26,613)   (4,154)
---------------------------------------------------------------------------
Cash Flows from Financing Activities

   Payment of deferred financing costs                   (12,235)        -
   Advances from (repayments to) related parties          (6,269)    5,000
   Proceeds from issuance of common shares, net                -     5,000
---------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities      (18,504)   10,000
---------------------------------------------------------------------------
Increase (decrease) in cash                              (45,117)    5,846

Cash - beginning of period                               101,029       183
---------------------------------------------------------------------------
Cash - end of period                                      55,912     6,029
===========================================================================

Supplemental Disclosures

   Interest paid                                               -         -
   Income tax paid                                             -         -

                                       F-3
    (The accompanying notes are an integral part of the financial statements)

Dragon Gold Resources, Inc.
(Formerly Folix Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
For the Three Months Ended June 30, 2004
(expressed in U.S. dollars)
(Unaudited)


1.  Development Stage Company

Dragon Gold Resources, Inc. (the "Company") was incorporated in the State of Nevada, U.S.A. on December 13, 2000 under the name "Folix Technologies, Inc. Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc. The Company's principal business was the development of a Linux based application server and thin client computing systems. Subsequent to the year end, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc., a private British Virgin Island company. Refer to Note 6.

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

The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. During the period since inception on December 13, 2000 to June 30, 2004, the Company has incurred operating losses aggregating $48,676. There is substantial doubt regarding the Company's ability to continue as a going concern.

During the prior fiscal year, the Company raised $100,000 from an offering under an SB-2 Registration Statement that was declared effective December 19, 2003. Management believes the Company has enough cash on hand to cover estimated operating expenses for the next twelve months.


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

2.   Summary  of  Significant  Accounting  Policies  (continued)

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

(h)  Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2004 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

2.   Summary  of  Significant  Accounting  Policies  (continued)

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

3.  Common  shares

     On June 14, 2004, the Company completed a forward split of its common stock on a seven for one basis whereas every share of fully paid common stock issued and outstanding immediately prior to the forward split was changed into seven new shares of the Company. All share amounts have been retroactively adjusted for all periods presented. The increase in common shares was accounted for as a reduction in Additional Paid in Capital for all periods presented. Additionally, the authorized common shares were increased to 500,000,000 shares of common stock and the par value was re-authorized at $0.001 per common share.

4.   Related  Party  Transactions/Balances

(a)  Due  to  Related  Parties

     The amount due to related parties represents expenses of $39 (March 31, 2004 - $6,388) paid on behalf of the Company by a Director and also an advance of $120 (March 31, 2004 - $NIL). The amount due is non-interest bearing, unsecured and has no specific terms of repayment.

(b)  Transactions  with  director

     During the three month period ended June 30, 2004, the Company paid $2,000 (June 30, 2003 - $1,200) for consulting services performed by a director of the Company.

5.   Deferred  Financing  Costs

     The Company incurred $12,235 in legal fees related to the 100% acquisition of the issued and outstanding shares of Dragon Minerals Holdings Inc. Refer to Note 6.

6.  Subsequent  Event

     a) The Company entered into an Agreement dated July 15, 2004 with Dragon Minerals Holdings Inc. ("Dragon Minerals"), a private British Virgin Islands company, to acquire 100% of the issued and outstanding common shares of Dragon Minerals in exchange for 16,500,000 common shares of the Company. Dragon Minerals is involved in mineral property acquisition and exploration in China.

     b) The Company entered into an Agreement dated July 19, 2004 with a former director to sell all tangible and intangible assets related to the Company's business of the development of a Linux based application server and thin client computing system, in consideration for $1,000.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.

FORWARD  LOOKING  STATEMENTS

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Dragon Gold Resources, Inc. (the "Company") files with the Securities and Exchange Commission (the "SEC"). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we", "us", "our", "our company", and "Company" mean Dragon Gold Resources, Inc., unless otherwise indicated.

GENERAL

Dragon Gold Resources, Inc. is a corporation originally formed as Folix Technologies Inc., under the laws of the State of Nevada on December 13, 2000. We were a high technology development stage company engaged in the development of an initial product.

Our initial product was a client-server system that can run computer programs from a centralized server on a user terminal. We built our products using a new method of software development called Open Source Software. Open Source Software has been a very successful phenomenon since it allows a community of users with a common need to share the cost of developing software and not to be held hostage by a single vendor of computer programs. Our products were to contain commodity computer hardware components that run Open Source Software. This would have allowed us to offer reliable systems to future customers at reasonable prices.

During the last fiscal year ending March 31, 2004, the Company raised $100,000 for its old business plan from an offering under an SB-2 Registration Statement that was declared effective December 19, 2003.

The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. The Company has abandoned all of the above objectives. During the period since inception on December 13, 2000 to June 30, 2004, the Company has incurred operating losses aggregating $48,676.

RECENT  EVENTS

     On July 15, 2004, the Company acquired 100% of the issued and outstanding common stock of Dragon Minerals Holdings, Inc. ("Dragon") in exchange for
16,500,000 newly issued shares of the Company's common stock pursuant to an Exchange Agreement whereby Dragon became a wholly-owned subsidiary of the Company (the "Exchange"). At closing, there were 66,896,794 issued and outstanding shares of the Company following the issuance to the Dragon shareholder.

     Subsequent to the Exchange, the Company entered into an agreement with Gregory Corcoran whereby the Company transferred certain assets held immediately prior to the Exchange, and the Company's then existing liabilities related thereto, to Gregory Corcoran, the Company's former President and Chief Executive Officer, in consideration for $1,000. The Company is transferring the following assets to Mr. Corcoran: the tangible assets excluding cash and the intangible assets including i) the right to the name "Folix Technologies, Inc."; ii) the right to operate the business of developing a Linux based application server and thin client system; and iii) any contracts, agreements, rights or other intangible property, owned by the Company immediately prior to the Exchange (collectively referred to as the "Assets"). The Company also transferred the liabilities that relate to the Assets to Mr. Corcoran.

     The Company is a holding company for Dragon which in turn holds all of the common stock of Dragon Minerals Inc., an International Business Company incorporated under the laws of the British Virgin Islands ("Dragon Minerals"). The business operations discussed below are those contemplated by the current strategy of the Company.

DESCRIPTION  OF  THE  PRINCIPAL  PRODUCTS  AND  SERVICES

     The Company does not currently offer any products or services. The Company has signed two letters of intent (the "Letters of Intent") to enter into two (2) joint ventures for gold exploration and potential development on a choice of properties located in Shaanxi, discussed in more detail below. The Letters of Intent anticipate that the Company will contribute cash to the joint ventures. The other parties to the joint ventures would contribute permits for exploration and development on an aggregate of up to thirteen (13) properties (the "Permits"). The government of China owns the properties to which the Permits relate. The Permits grant the right to the mineral resources found below the surface of the properties.

     The Letters of Intent contemplate two phases of activities: the exploration phase and the development phase. The development phase is contingent on, and will not proceed unless there are, positive results from the exploration phase. At this time, the Company has not entered into any joint ventures, raised any cash or contributed any cash to any joint ventures, or selected any properties for gold exploration and potential development. However, the Company is currently in negotiations for financing in the amount of $200,000 of which no assurance can be provided that we will raise any funds.

MARKET  OVERVIEW

     Most multi-metallic and gold deposits in the Shaanxi Province of China are located in the Qinling Mountain belt and surrounding regions. The gold deposits can be divided into three (3) gold provinces: Xiao Qinling, Qinling and Southern Shaanxi gold provinces. The Xiao Qinling gold province is currently the second largest gold producing area in China. The Qinling gold province is west of the Xiao Qinling gold province. Explorers unrelated to the Company have recently discovered gold deposits in the Qinling gold province. The Company has entered into two (2) agreements whereby the Company will enter into two (2) joint ventures for the exploration and development of up to thirteen (13) properties.

     One (1) of the properties covered by the agreements to enter into joint ventures is located within the Xiao Qinling gold province. Seven (7) of the properties are located within the Qinling gold province. Four (4) of the properties are located within the Southern Shaanxi gold province. A fifth
(5th) property is also located within the Southern Shaanxi gold province, but more specifically, in an area called Chuan-Shaan-Gan gold triangular zone.

RESEARCH  &  DEVELOPMENT

     The Company has not conducted any research and development activities since inception. The Company does not have plans to conduct any research and development during the next twelve months. The Company does however intend to conduct exploration and development activities on up to thirteen (13) properties in Shaanxi during the next twelve months.

EMPLOYEES

     The Company does not currently have any employees on either a part-time or full-time basis. The Company intends to use consultants and other forms of contract or outsourced labor during the next twelve months.


PLAN  OF  OPERATION  FOR  OUR  OLD  BUSINESS

     The plan of operations detailed below relates to our old business which was focused on high technology. Since the purchase of Dragon in July 2004, our new focus has been gold exploration and development.

     Previously we defined our development stage, as the twelve-month period of time that we believed it would take us to develop our initial product. We raised $100,000 from an offering under an SB-2 Registration Statement that was declared effective December 19, 2003. We believed that we had enough cash on hand to cover basic operating expenses during our development stage.

     Our business plan was to proceed with the development of our initial product so it could be sold. Development of our initial product was expected to cost us $20,000 for computer hardware plus an additional $68,000 in consulting fees. For the current fiscal year we expected that the consulting fees would be broken down as follows:

                                                             ANTICIPATED  FEES
                                                           CONSULTANT  THROUGH-
                                                          OUT  THE  FISCAL  YEAR
Mr.  Corcoran  -  Project  Management  and  Development  Work
                                                                        $24,000
Consultant  1  -  Central  Server  Build  System
                                                                        $16,000
Consultant  2  -  Thin  Client  Boot  System
                                                                        $16,000
Consultant  3  -  Testing  and  Quality  Assurance
                                                                        $12,000

     In addition, the Company anticipated that it will incur aggregate expenses of $12,000 for legal and accounting fees to fulfill its SEC reporting obligations throughout the current fiscal year.

     Continuing throughout the current fiscal year, the Company anticipated it would perform approximately 720 hours of research and development of a central server and thin client.

     The Company did not plan on hiring any full-time or part-time employees during the next twelve months. The Company would have continued to use consultants or service providers for its required services.

COMPARISON  OF  OPERATING  RESULTS  PERTAINING  TO OUR PRIOR BUSINESS OPERATIONS

FISCAL  QUARTER  ENDED  JUNE  30, 2004 COMPARED TO FISCAL QUARTER ENDED JUNE 30,
2003

     We have not earned any revenue since inception at December 13, 2000 to December 31, 2003. We are presently in the development stage of our business.

     Expenses increased $18,516 from $2,278 during the fiscal quarter ended June 30, 2003, to $20,794 (or %813) for the fiscal quarter ended June 30, 2004. The increase in expenses was attributable to and increase of $12,925 in legal and organizational fees from $120 for the quarter ended June 30, 2003 to $13,045 for the quarter ended June 30, 2004.

     The expenses incurred during the fiscal quarter ended June 30, 2004, consisted of accounting and audit of $3,350, bank charges of $281, consulting of $2,000, foreign exchange of $157, legal and organizational of $13,045, office and telephone of $109, and transfer agent filing fees of $1,852. The expenses incurred during the fiscal quarter ended June 30, 2004, totaled $20,794 which was $18,516 more then the quarter ending June 30, 2003.

     The Company had a net loss of $20,794 for the fiscal quarter ended June 30, 2004, as compared to a net loss of $2,278 for the fiscal quarter ended June 30, 2003. The Company had an accumulated deficit of $48,676 as of June 30, 2004.


LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2004, the Company had cash of $55,912, which was its only current asset. The Company also had $12,235 of deferred financing costs due to $12,235 in legal fees related to the 100% acquisition of the issued and outstanding shares of Dragon Mineral Holdings Inc. As of June 30, 2004, the Company had total current liabilities of $5,954, consisting of accounts payable of $845, accrued liabilities of $4,950 and an amount due to related parties of $159, which includes expenses of $39 paid on behalf of the Company by a Director and also an advance of $120. The amount due is non-interest bearing, unsecured and has no specific terms of repayment.

     As of June 30, 2004, the Company had $49,958 of working capital, compared to $82,987 of working capital as of June 30, 2003.

     For the fiscal quarter ended June 30, 2004, the Company used $45,117 of its cash in its operations, which included $26,613 used in operating activities and $18,504 used in financing activities.

     The Company did not have any cash flows from investing activities during the fiscal quarter ended June 30, 2004.

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

     These statements refer to our old business plan. On July 15, 2004 the Company completed a reverse merger with Dragon Minerals Holdings Inc., an International Business Company incorporated under the laws of the British Virgin Islands.

RISK  FACTORS

     We have included risk factors pertaining to our new business as we feel this is more pertinent to potential investors.

     We are subject to all the risks inherent to a development stage company. These risks include, but are not limited to, a limited operating history, dependency on key personnel, limited resources, possible failure of our research and development efforts, failure to complete adequate financings and failure to meet contractual obligations. Our operating results may be materially affected by the "RISK FACTORS" discussed below as well as other risks and uncertainties not discussed herein:

RISKS  RELATED  TO  OUR  BUSINESS

     LETTERS OF INTENT. The Company has entered into two (2) letters of intent whereby the Company will enter into two (2) joint ventures for the exploration and development of up to thirteen (13) properties in Shaanxi. Pursuant to one letter of intent, the Company will enter in a Sino-Foreign cooperative joint venture company with the Bureau for the exploration and development of up to twelve (12) properties. Pursuant to the other letter of intent, the Company will enter into a Sino-Foreign cooperative joint venture company with Northwest for exploration and development of one (1) property. Pursuant to the letters of intent, the Company will contribute cash to the joint ventures. The other parties to the joint ventures will contribute up to thirteen (13) properties on which the gold exploration and potential development will be conducted. The Company has not currently entered into any definitive agreements or joint ventures. The Company is in continued negotiations with the other parties to the letters of intent regarding contributions of the properties and the Company's contribution of cash. Currently, the joint ventures have not been formed, the Company has not raised or contributed any cash, none of the properties have been contributed, and there is no program of exploration and development. There can be no assurance that the Company will enter into any definitive agreements or joint ventures, that the Company will make any cash contributions or that other parties to the letters of intent will contribute any property. In the event that any of the foregoing events do not occur, the Company's business will fail.

     NEED FOR ADDITIONAL FINANCING. The Company will be required to contribute cash to the joint ventures on a continuing basis, however, the exact amount of continued capital commitment required by the Company is not known at this time. The Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it will not be able to enter into the joint ventures and its business will fail.

     TITLE TO THE PROPERTIES. The government of China owns the land on which the Company intends to conduct exploration and development through a joint venture with the Bureau and a joint venture with Northwest. The Bureau and Northwest are local government departments. They have permits that give them the right to the mineral resources found under the surface of the properties. Pursuant to the letters of intent, the Bureau and Northwest will contribute Permits for up to an aggregate of thirteen (13) properties and the Company will contribute cash to the joint venture. The Company has not currently entered into any definitive agreements or joint ventures. The Company is in continued negotiations with the Bureau and Northwest regarding contributions of the properties and the Company's contribution of cash. Currently, the joint ventures have not been formed, the Company has not raised or contributed any cash, none of the properties have been contributed, and there is no program of exploration and development. If the Company, the Bureau or Northwest do not make the contributions contemplated under the letters of intent, the Company will not have any rights with respect to the properties.

     RELIANCE ON KEY MANAGEMENT. The Company's success depends upon the personal efforts and abilities of Johannes Petersen, a Director of the Company and the Company's Chief Executive Officer and President, and Xiaojun ("Albert") Cui, a Director of the Company. The Company's ability to operate and implement its business plan is heavily dependent on the continued service of Messrs. Petersen and Cui, and the Company's ability to attract, retain and motivate qualified consultants and other outsourced labor, particularly in the area of gold
exploration  and  development.  The  Company  faces  aggressive  and   continued
competition for such personnel, qualified consultants and other outsourced labor. The Company cannot be certain that it will be able to attract, retain and motivate such personnel, qualified consultants and other outsourced labor. The loss of Mr. Petersen or Mr. Cui, or the Company's inability attract, retain and motivate such personnel, qualified consultants and other outsourced labor would have a material adverse effect on the Company's business and operations.

     BECAUSE MESSRS. CORCORAN AND TSAKOK OWN AN AGGREGATE OF 59.1% OF THE COMPANY'S OUTSTANDING COMMON STOCK, THEY WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Gregory Corcoran, a former Director of the Company and the Company's former President, Chief
Executive Officer, Secretary, Treasurer and Chief Financial Officer, and Raoul Tsakok beneficially own an aggregate of 59.1% of the issued and outstanding shares of the Company's common stock. Accordingly, they will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. Corcoran and Tsakok may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

RISKS  RELATED  TO  OUR  COMMON  STOCK

     IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE. If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)     actual  or  anticipated  variations  in  our results of operations;
     (2)     our  ability  or  inability  to  generate  new  revenues;
     (3)     increased  competition;  and
     (4) conditions and trends in the gold exploration, development and production industry.

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

     Foreign Currency Translation. The Company's primary functional currency is the United States Dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The change in location of the Company's headquarters to London will result in the Company transacting business in British Pounds which may result in foreign currency translation risks. The Company has not, to the date of the financials statements provided herein, entered into any derivative instruments to offset the impact of foreign currency fluctuations. Significant fluctuations in the price of British Pounds relative to the U.S. Dollar would have a substantial impact on the Company's account balances that will be converted into U.S. Dollars.

ITEM  3.   CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

The Company currently is not a party to any material legal proceedings and, to the Company's knowledge, no such proceedings are threatened or contemplated.

ITEM  2.  CHANGES  IN  SECURITIES.

(a) Effective June 14, 2004, the Registrant changed its name to Dragon Gold Resources, Inc., affected a 7:1 forward stock split, increased the amount of authorized shares to Five Hundred Million (500,000,000) shares of common stock, and reauthorized the par value of $.001 per share of common stock. Approximately 50,396,794 shares of common stock were outstanding following the forward stock split. As a result of the name change, the Registrant's common stock trades under the new stock symbol "DRGO.

(c) On July 15, 2004, the Company authorized the issuance of 16,500,000 newly issued shares of the Registrant's common stock pursuant to an Exchange Agreement whereby Dragon Minerals Holdings Inc., an International Business Company incorporated under the laws of the British Virgin Islands, became a wholly-owned subsidiary of the Registrant. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

         On June 1, 2004, at a consent to action without a meeting, a majority of the shareholders of the Company amended the articles of incorporation to reflect a name change to Dragon Gold Resources, Inc., to reflect a 7:1 forward stock split, to increase the authorized shares to Five Hundred Million (500,000,000) shares of common stock and to re-authorize the par value of $.001 per share of common stock. Gregory Corcoran the majority shareholder with 4,000,000 of the total 7,199,542 outstanding shares at the time voted to approve the items mentioned above, no other shareholders participated in the vote.

ITEM  5.  OTHER  INFORMATION.

     On July 15, 2004, Gregory Corcoran, acting as the sole Director of the Registrant, increased the number of directors from one to three. On July 15, 2004, the Registrant's Board of Directors appointed Johannes Petersen and Xiaojun ("Albert") Cui to fill vacancies created thereon. On July 15, 2004, Gregory Corcoran resigned as a Director and as President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Registrant. On that same day, the Registrant's Board of Directors appointed Johannes Petersen as the President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Registrant.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

a.     Exhibits

Exhibit  Number           Description  of  Exhibit
---------------           ------------------------
2.1                       Exchange  Agreement  (1)

3.1                       Articles  of  Incorporation   (2)

3.2                       Certificate  of  Amendment  (3)

3.3                       By-Laws  (2)

10.1                      Business  Plan  Purchase  Agreement     (2)

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(1) Filed as Exhibit 2.1 on Form 8-K filed on July 30, 2004, and incorporated herein by reference.

(2) Filed as Exhibits 3.1,3.2 and 10.1 to registration statement on Form SB-2 filed on August 13, 2003, as amended, and incorporated herein by reference.

(3) Filed as Exhibit 3.1 to report on Form 8-K filed on June 14, 2004, and incorporated herein by reference.

(*) Filed as an Exhibit to this Quarterly Report  on  Form  10-QSB

b.     Reports  on  Form  8-K

     (1) The Company filed a Form 8-K on May 27, 2004, to report the client-auditor relationship between the Company (at that time named Folix Technologies, Inc.) and Lancaster & David, Chartered Accountants, ceased as the former accountant declined to stand for re-election. The Company's management engaged Manning Elliott, Chartered Accountants as its principal independent public accountant for the fiscal year ended March 31, 2004.

     (2) The Company filed a Form 8-K on June 14, 2004, to report that the Company changed its name to Dragon Gold Resources, Inc., affected a 7:1 forward stock split, increased the amount of authorized shares to Five Hundred Million (500,000,000) shares of common stock, and reauthorized the par value of $.001 per share of common stock. As a result of the name change, the Registrant's common stock began trading under the new stock symbol "DRGO."

     (3) The Company filed a Form 8-K on July 30, 2004, to report the acquisition of 100% of the issued and outstanding common stock of Dragon Minerals Holdings Inc. in exchange for 16,500,000 newly issued shares of the Company's common stock.








                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                               DRAGON  GOLD  RESOURCES,  INC.
                                               (Registrant)
                                               By:  /s/  Johannes  Petersen
                                                    -------------------------
                                               Johannes  Petersen
Dated:  August  16, 2004                       Chief Executive Officer and
                                               Chief Financial Officer

                                   EXHIBIT  31.1

CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER  AND  PRINCIPAL  FINANCIAL  OFFICER
PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF  2002

I,  JOHANNES  PETERSEN,  CERTIFY  THAT:

1. I HAVE REVIEWED THIS QUARTERLY REPORT ON FORM 10-QSB OF DRAGON GOLD RESOURCES, INC.

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

4. AS THE SMALL BUSINESS ISSUER'S CERTIFYING OFFICER, I AM RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-15(E) AND 15D-15(E)) FOR THE SMALL BUSINESS ISSUER AND
HAVE:

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

D) DISCLOSED IN THIS REPORT ANY CHANGE IN THE SMALL BUSINESS ISSUER'S INTERNAL CONTROL OVER FINANCIAL REPORTING THAT OCCURRED DURING THE SMALL BUSINESS ISSUER'S MOST RECENT FISCAL QUARTER (THE SMALL BUSINESS ISSUER'S FOURTH FISCAL QUARTER IN THE CASE OF AN ANNUAL REPORT) THAT HAS MATERIALLY AFFECTED, OR IS REASONABLY LIKELY TO MATERIALLY AFFECT, THE SMALL BUSINESS ISSUER'S INTERNAL CONTROL OVER FINANCIAL REPORTING; AND

5. I HAVE DISCLOSED, BASED ON MY MOST RECENT EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING, TO THE SMALL BUSINESS ISSUER'S AUDITORS AND THE AUDIT COMMITTEE OF THE SMALL BUSINESS ISSUER'S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTIONS):

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

DATE:  AUGUST  16,  2004


                                   BY:  /S/  JOHANNES  PETERSEN
                                   -------------------------------
                                   JOHANNES  PETERSEN,
                                   CHIEF  EXECUTIVE  OFFICER  AND
                                   CHIEF  FINANCIAL  OFFICER

                                   EXHIBIT  32.1

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, JOHANNES PETERSEN, CERTIFY, PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, THAT THE QUARTERLY REPORT OF DRAGON GOLD RESOURCES, INC. ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 AND THAT INFORMATION CONTAINED IN SUCH FORM 10-QSB FAIRLY PRESENTS IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DRAGON GOLD RESOURCES, INC.

DATE:  AUGUST  16,  2004

                                   BY:  /S/  JOHANNES  PETERSEN
                                       ------------------------
                                       JOHANNES  PETERSEN,
                                       CHIEF  EXECUTIVE  OFFICER  AND
                                       CHIEF  FINANCIAL  OFFICER