Form 10QSB
period 2004-09-30
Dragon Gold Resources, Inc.
filed 2004-11-15
CIK 1229089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

         For the transition period from              to
                                        -------------  -------------

                        COMMISSION FILE NUMBER 000-50541

                           DRAGON GOLD RESOURCES, INC.
                 (Name of small business issuer in its charter)

                         NEVADA                          88-0507007
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
                            (Issuer's former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X  No
                                                               ----   ----

50,896,794 shares of issuer's common stock, $.001 par value, were outstanding as of November 11, 2004. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes    No  X
                                                             ----  -----

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
(Unaudited)

                                                                           Index

Consolidated Balance Sheets                                                  F-1

Consolidated Statements of Operations                                        F-2

Consolidated Statements of Cash Flows                                        F-3

Notes to the Consolidated Financial Statements                               F-4


Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                         September 30,          March 31,
                                                            2004                  2004
                                                              $                     $
                                                         (Unaudited)            (Audited)
Assets

Current Assets

  Cash                                                      159,757              101,029
  Prepaid expenses and deposits                               6,287                    -
--------------------------------------------------------------------------------------------
Total Current Assets                                        166,044              101,029

Intangible Assets (Note 3)                                   14,688                    -
---------------------------------------------------------------------------------------------
Total Assets                                                180,732              101,029
=============================================================================================

Liabilities and Stockholders' Equity

Current Liabilities

  Accounts payable                                           13,319               1,478
  Accrued liabilities                                         5,750              10,176
  Due to related parties (Note 5)                             6,079               6,388
---------------------------------------------------------------------------------------------
Total Current Liabilities                                    25,148              18,042
---------------------------------------------------------------------------------------------
Commitments (Note 1)

Stockholders' Equity

Common Stock, 500,000,000 common shares authorized
with a par value of $0.001, 50,896,794 and 50,396,794
 common shares issued and outstanding, respectively          50,897               50,397

Additional Paid In Capital                                  424,972               60,472

Deficit Accumulated During the Exploration Stage           (320,285)             (27,882)
---------------------------------------------------------------------------------------------
Total Stockholders' Equity                                  155,584               82,987
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  180,732              101,029
=============================================================================================


                                      F-1
    (The accompanying notes are an integral part of the financial statements)


Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)
                                                                                                           Accumulated From
                                                                                                           December 13, 2000
                                                   Three Months Ended              Six Months Ended     (Date of Inception) to
                                             September 30,   September 30,   September 30,   September 30,   September 30,
                                                  2004            2003           2004            2003            2004
                                                    $               $              $               $               $
Revenue                                             -               -              -               -               -
---------------------------------------------------------------------------------------------------------------------------
Expenses

  Accounting and audit                            3,300             -           3,300             -             3,300
  Amortization                                      312             -             312             -               312
  Consulting (Note 4(b))                         39,800             -          39,800             -            39,800
  Foreign exchange                                  573             -             573             -               573
  General and administrative                      7,599             -           7,599             -             7,599
  Legal and organizational                       20,607             -          20,607             -            20,607
  Mineral property costs                        184,579             -         184,579             -           184,579
  Rent and utilities                              6,120             -           6,120             -             6,120
  Transfer agent and filing fees                  2,577             -           2,577             -             2,577
  Travel and promotion                            7,142             -           7,142             -             7,142
---------------------------------------------------------------------------------------------------------------------------
Total Expenses                                  272,609             -         272,609             -           272,609
---------------------------------------------------------------------------------------------------------------------------
Net Loss Before Discontinued Operations       (272,609)             -        (272,609)            -          (272,609)

Discontinued operations                          1,000         (5,585)        (19,794)       (7,863)          (47,676)
---------------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                       (271,609)        (5,585)       (292,403)       (7,863)         (320,285)
===========================================================================================================================

Net Loss Before Discontinued Operations          (0.01)            -         (0.01)            -
Net Loss from Discontinued operations                -             -             -             -
Net Loss Per Share - Basic and Diluted           (0.01)            -         (0.01)            -
===========================================================================================================================

Weighted Average Shares Outstanding        50,763,000    46,807,000    50,630,000    46,717,000
===========================================================================================================================


                                      F-2
    (The accompanying notes are an integral part of the financial statements)


Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

                                                            Six Months       Six Months
                                                               Ended           Ended
                                                           September 30,    September 30,
                                                                2004            2003
                                                                  $               $
Cash Flows to Operating Activities

  Net loss for the period                                     (292,403)        (7,863)

  Adjustments to reconcile net loss to net cash used
  In operating activities
    Amortization                                                   312              -
    Mineral property costs                                     165,000              -

  Change in operating assets and liabilities
    (Increase) in deposits and prepaid expenses                 (6,287)        (2,218)
    (Decrease) in accounts payable and accrued liabilities      (2,585)        (2,020)
    (Decrease) in amounts due to related parties                  (309)          (374)
--------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                         (136,272)       (12,475)
--------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Purchase of intangible assets                              (5,000)              -
Net Cash Used in Investing Activities                          (5,000)              -
Cash Flows from Financing Activities
  Proceeds from related party loan                                  -           7,608
  Proceeds from issuance of common shares                     200,000           5,000
Net Cash Provided by Financing Activities                     200,000          12,608
Increase in cash                                               58,728             133

Cash - beginning of period                                    101,029              87

Cash - end of period                                          159,757             220

Non-Cash Financing Activities
  Amount owing for purchase of intangible assets               10,000               -
  Issuance of common stock for acquisition of subsidiary      165,000               -
  Cancellation of common stock                                (16,400)              -

Supplemental Disclosures

  Interest paid                                                     -               -
  Income tax paid                                                   -               -


                                      F-3
    (The accompanying notes are an integral part of the financial statements)

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

1.   Development  Stage  Company

     Dragon Gold Resources, Inc. (the "Company") was incorporated in the State of Nevada, U.S.A. on December 13, 2000 under the name "Folix Technologies, Inc." Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc. The Company's principal business was the development of a Linux based application server and thin client computing systems. During the six month period ending September 30, 2004, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. ("DMHI"), a private British Virgin Island company. DMHI is involved in mineral property acquisition and exploration in China. Refer to Note 4.

     The Company was previously in the development stage as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises" related to it's Linux based business. The Company changed to the exploration stage during the period with the acquisition of its interest in Dragon Minerals Holdings, Inc. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2004, the Company has accumulated losses of $320,285 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

     During the prior fiscal year, the Company raised $100,000 from an offering under an SB-2 Registration Statement that was declared effective December 19, 2003. During the three month period ending September 30, 2004, the Company sold 400,000 common shares for cash proceeds of $200,000.

2.   Summary  of  Significant  Accounting  Policies
     (a) Basis of Presentation These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year end is March 31. These financial statements include the accounts of the Company and its wholly-owned subsidiary, Dragon Minerals Holdings, Inc. All intercompany transactions and balances have been eliminated.

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

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

2.   Summary  of  Significant  Accounting  Policies  (continued)

     (c)  Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d)  Foreign  Currency  Translation

          The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are undertaken in Canadian dollars and British pounds.
          The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     (e)  Basic and Diluted Net Income (Loss) Per Share

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

     (f)  Financial  Instruments

          Financial instruments which include cash and equivalents, prepaid expenses, deposits, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Virtually all of the Company's assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     (g)  Comprehensive  Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2004 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (h)  Mineral  Property  Costs

          The Company has been in the exploration stage since its acquisition of Dragon Minerals Holdings, Inc. on July 15, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the exploration and acquisition of advanced mineral properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

2.   Summary  of  Significant  Accounting  Policies  (continued)

     (i)  Interim  Financial  Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

     (j)  Website  Development  Costs

          The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Capitalized costs associated with the website consist primarily of payments to a third party for development of web pages. These capitalized costs will be amortized based on their estimated useful life over four years. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

     (k)  Long-Lived  Assets

          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     (l)  Recent  Accounting  Pronouncements

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

     3.   Intangible  Assets
                                                   September  30,     March  31,
                                                        2004            2004
                                       Accumulated   Net Carrying   Net Carrying
                               Cost    Amortization     Value           Value
                                 $           $            $               $

  Website development costs    15,000       312         14,688            -
--------------------------------------------------------------------------------

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

4.   Acquisition  of  Business

     On July 15, 2004, the Company purchased 100% of the issued and outstanding common shares of Dragon Minerals Holdings Inc. ("DMHI"), a private British Virgin Islands company. DMHI owns 100% of the issued and outstanding common shares of Dragon Minerals Inc. ("DMI"), a private British Virgin Islands company. Accordingly, the results of operations for DMHI have been included in the accompanying consolidated financial statements from the date of acquisition. DMI is involved in mineral property acquisition and exploration in China. The purchase price was $184,579 which included the issue of 16,500,000 common shares at a fair value of $165,000, acquisition costs of $12,235 and negative book value of DMHI of $7,344. The Company used the purchase method of accounting for this acquisition and the purchase price was allocated to mineral property costs and charged to operations.

5.   Related  Party  Transactions

     a) The amount due to related parties represents expenses of $2,582 (March 31, 2004 - $6,388) paid on behalf of the Company by a former Director and $3,496 paid on behalf of the Company by a current director. The amounts due are non-interest bearing, unsecured and has no specific terms of repayment.

     b) During the six month period ended September 30, 2004, the Company paid $35,000 (September 30, 2003 - $1,200) for consulting services performed by a director of the Company and $6,800 for consulting services performed by a former director of the Company. Of these amounts, $2,000 is included in results from discontinued operations.

     c) On July 19, 2004 the Company sold to a former director, all rights related to the Linux based application server and thin client computing system business plan in consideration for $1,000, which is included in results from discontinued operations.

6.   Mineral  Properties

     (a) On February 24, 2004, the Company's wholly-owned subsidiary Dragon Minerals Inc. ("DMI") entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province ("Bureau") in China to form Sino-Foreign cooperative joint venture companies for the exploration and development of up to twelve properties (the "Permits") located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Bureau would contribute the Permits and their previous exploratory findings.

     (b) On March 1, 2004, DMI entered into a Letter of Intent with the Northwest Geology and Exploration Bureau for Nonferrous Metals Party ("Party") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of a property (the "Permit") located in Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Party would contribute the Permit and their previous exploratory findings.

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

7.   Common  shares

     (a) On September 6, 2004, the Company cancelled 16,400,000 common shares owned by a former Director.

     (b) On August 16, 2004, the Company issued 400,000 common shares at $0.50 per share for cash proceeds of $200,000.

     (c) On July 15, 2004, the Company acquired 100% of the issued and outstanding shares of Dragon Minerals Holdings Inc., in exchange for 16,500,000 common shares of the Company. Refer to Note 4.

     (d) On June 14, 2004, the Company completed a forward split of its common stock on a seven for one basis whereas every share of fully paid common stock issued and outstanding immediately prior to the forward split was changed into seven new shares of the Company. All share amounts have been retroactively adjusted for all periods presented. The increase in common shares was accounted for as a reduction in Additional Paid in Capital for all periods presented. Additionally, the authorized common shares were increased to 500,000,000 shares of common stock and the par value was re-authorized at $0.001 per common share.

8.   Discontinued  Operations

     Discontinued operations consist of the Company's former operations in the development of a Linux based application server and thin client computing systems. In July 2004, the Company sold all rights to certain intangible assets related to the Linux business to a former director for consideration of $1,000. The results of discontinued operations are summarized as follows:


                                                                                                        Accumulated
                                                                                                       From December
                                     Three Months     Three Months     Six Months       Six Months    13, 2000 (Date of
                                        Ended            Ended           Ended            Ended          Inception) to
                                    September 30,     September 30,   September 30,    September 30,   September 30,
                                        2004           2003              2004            2003              2004
                                         $              $                 $               $                 $
Revenue                                  -              -                 -                -                -
-----------------------------------------------------------------------------------------------------------------------
Net Operating Loss                       -         (5,585)          (20,794)          (7,863)         (48,676)
Gain on disposal                     1,000              -             1,000                -            1,000
-----------------------------------------------------------------------------------------------------------------------
Loss From Discontinued Operations    1,000         (5,585)          (19,794)          (7,863)         (47,676)
=======================================================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD LOOKING STATEMENTS

THIS  REPORT  CONTAINS  FORWARD  LOOKING  STATEMENTS  WITHIN  THE  MEANING  OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

As used in this quarterly report, the terms "we", "us", "our", "our company", and "Company" mean Dragon Gold Resources, Inc., unless otherwise indicated.

GENERAL

     Dragon Gold Resources, Inc. is a corporation originally formed as Folix Technologies Inc., under the laws of the State of Nevada on December 13, 2000. We were formed as a high technology development stage company engaged in the development of an initial product. We have since changed our business focus pursuant to an exchange agreement entered into on July 15, 2004, where the Company acquired 100% of the issued and outstanding common stock of Dragon Minerals Holdings, Inc. ("Dragon"). The Company is a holding company for Dragon which in turn holds all of the common stock of Dragon Minerals Inc., an international business company incorporated under the laws of the British Virgin Islands ("Dragon Minerals").

DESCRIPTION  OF  THE  PRINCIPAL  PRODUCTS  AND  SERVICES

     The Company does not currently offer any products or services. The Company has signed two letters of intent (the "Letters of Intent") to enter into joint ventures for gold exploration and potential development on a choice of properties located in Shaanxi, discussed in more detail below. The Letters of Intent anticipate that the Company will contribute cash to the joint ventures. The other parties to the joint ventures would contribute permits for exploration and development on an aggregate of up to thirteen (13) properties (the "Permits"). The Company anticipates forming a separate joint venture for each property the Company decides to develop. The government of China owns the properties to which the Permits relate. The Permits grant the right to the mineral resources found below the surface of the properties.

     The Letters of Intent contemplate two phases of activities: the exploration phase and the development phase. The development phase is contingent on, and will not proceed unless there are, positive results from the exploration phase. At this time, the Company has not entered into any joint ventures, contributed any cash to any joint ventures, or selected any properties for gold exploration and potential development. However, during the last fiscal year the Company raised $100,000 from a SB-2 Registration Statement which was declared effective December 19, 2003. Additionally, on August 30, 2004, the Company sold 400,000 shares of common stock for $200,000. There can be no assurance that these funds will be able to sustain our business operations until more money is be raised, provided that we will raise any additional funds at all.

MARKET  OVERVIEW

     Most multi-metallic and gold deposits in the Shaanxi Province of China are located in the Qinling Mountain belt and surrounding regions. The gold deposits can be divided into three (3) gold provinces: Xiao Qinling, Qinling and Southern Shaanxi gold provinces. The Xiao Qinling gold province is currently the second largest gold producing area in China. The Qinling gold province is west of the Xiao Qinling gold province. Explorers unrelated to the Company have recently discovered gold deposits in the Qinling gold province. The Company has entered into two (2) agreements whereby the Company will enter into joint ventures for the exploration and development of up to thirteen (13) properties.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     The Company earned no revenue for the three months ended September 30, 2004 or the three months ended September 30, 2003.

     Expenses increased $272,609 from $0 during the three months ended September 30, 2003, to $272,609 for the three months ended September 30, 2004. The Company had $0 in expenses for the three months ended September 30, 2003 because the Company discontinued its operations related to the development of a Linux based application server and thin client computing systems. As a result, expenses in the comparable prior year period have been recorded as a loss from discontinued operations of $5,585. The increase in expenses was attributable to increases of $184,579 in mineral property costs, $39,800 in consulting expenses, $20,607 legal and organizational expenses, $3,300 in accounting and auditing expenses, $312 of amortization expense, $573 of foreign exchange expense, $7,599 of general and administrative expense, $6,120 of rent and utilities expense, $2,577 of transfer agent and filing fees expense and $7,142 of travel and promotional expenses.

     The Company had a net loss of $272,609 for the three months ended September 30, 2004, before discontinued operations, and a net loss of $271,609 after taking into account a gain of $1,000 due to the Company's discontinued operations, as compared to a net loss of $5,585 for the three months ended September 30, 2003. The gain from the Company's discontinued operations was due to $1000 paid by a former director for the rights related to a Linux based application server and thin client computing system business plan. The increase in net loss from the three months ended September 30, 2004, was $266,024.

SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2003

     The Company earned no revenue for the six months ended September 30, 2004 or the six months ended September 30, 2003.

     Expenses increased $272,609 from $0 during the six months ended September 30, 2003, to $272,609 for the six months ended September 30, 2004. The Company had $0 in expenses for the six months ended September 30, 2003 because the Company discontinued its operations related to the development of a Linux based application server and thin client computing systems. As a result, expenses in the comparable prior year period have been recorded as a loss from discontinued operations of $7,863. The increase in expenses was attributable to increases of $184,579 in mineral property costs, $39,800 in consulting expenses, $20,607 legal and organizational expenses, $3,300 in accounting and auditing expenses, $312 of amortization expense, $573 of foreign exchange expense, $7,599 of general and administrative expense, $6,120 of rent and utilities expense, $2,577 of transfer agent and filing fees expense and $7,142 of travel and promotional expenses.

     The Company had a net loss of $272,609 for the six months ended September 30, 2004, before discontinued operations, and a net loss of $292,403 after taking into account a loss of $19,794 due to the Company's discontinued operations, as compared to a net loss of $7,863 for the six months ended September 30, 2003. The results from discontinued operations includes $2,000, which was paid to a current director and former director for consulting services concerning the Company's discontinued operations. The increase in net loss compared to the earlier six month period was $284,540.

LIQUIDITY AND CAPITAL RESOURCES

     We have not earned any revenue since inception on December 13, 2000 and we are presently in the development stage of our business.

     As of September 30, 2004, the Company had total current assets of $166,044, which consisted of $159,757 in cash and $6,287 of prepaid expenses and deposits. The Company also had $14,688 of intangible assets, which consisted of the net carrying value of the company's website development costs. The Company had total assets of $180,732.

     As of September 30, 2004, the Company had total current liabilities of $25,148, consisting of accounts payable of $13,319, accrued liabilities of $5,750 and an amount due to related parties of $6,079, which includes $2,582 paid on behalf of the Company by a former director and $3,496 paid on behalf of the Company by a current director. The amount due is non-interest bearing, unsecured and has no specific terms of repayment.

     As of September 30, 2004, the Company had $140,896 of working capital.

     For the six months ended September 30, 2004, the Company spent $136,272 in its operating activities, which included a net loss of $292,403, amortization adjustments of $312, mineral property costs of $165,000, an increase in deposits and prepaid expenses of $6,287, a decrease in accounts payable of $2,585, and a decrease in amounts due to related parties of $309.

     The Company had negative $5,000 in cash flows from investing activities, due to a purchase of intangible assets for the six months ended September 30, 2004.

     The Company had $200,000 in net cash provided by financing activities for the six months ended September 30, 2004, which was from the proceeds from the sale of 400,000 shares of the Company's common stock.

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

RISKS RELATED TO OUR BUSINESS

     LETTERS OF INTENT. The Company has entered into two (2) letters of intent whereby the Company will enter into joint ventures for the exploration and development of up to thirteen (13) properties in Shaanxi. Pursuant to one letter of intent, the Company will enter in a Sino-Foreign cooperative joint venture company with the Bureau for the exploration and development of up to twelve (12) properties. Pursuant to the other letter of intent, the Company will enter into a Sino-Foreign cooperative joint venture company with Northwest for exploration and development of one (1) property. Pursuant to the letters of intent, the Company will contribute cash to the joint ventures. The other parties to the joint ventures will contribute up to thirteen (13) properties on which the gold exploration and potential development will be conducted. The Company has not currently entered into any definitive agreements or joint ventures. The Company is in continued negotiations with the other parties to the letters of intent regarding contributions of the properties and the Company's contribution of cash. Currently, the joint ventures have not been formed, the Company has not contributed any cash, none of the properties have been contributed, and there is no program of exploration and development. There can be no assurance that the Company will enter into any definitive agreements or joint ventures, or that the Company will make any cash contributions or that other parties to the letters of intent will contribute any property. In the event that any of the foregoing events do not occur, the Company's business will fail.

     NEED FOR ADDITIONAL FINANCING. The Company will be required to contribute cash to the joint ventures on a continuing basis, however, the exact amount of continued capital commitment required by the Company is not known at this time. The Company believes it can continue for approximately six (6) months if no additional financing is raised, and will require approximately $140,000 of additional financing to continue administrative activities for the next twelve
(12) months, which does not include any additional amounts which will be required for exploration activities. The Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it will not be able to enter into the joint ventures or continue business operations and its business will fail.

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

     BECAUSE MR. TSAKOK OWNS 22.6% OF THE COMPANY'S OUTSTANDING COMMON STOCK, HE WILL EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Raoul Tsakok beneficially owns 22.6% of the issued and outstanding shares of the Company's common stock. Accordingly, he will exercise significant control in determining the outcome of all corporate transactions or other matters including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interest of Mr. Tsakok may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

RISKS  RELATED  TO  OUR  COMMON  STOCK

     IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE. If there is a market for our common stock, we anticipate that such market will be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)     actual  or  anticipated  variations  in  our results of operations;
     (2)     our  ability  or  inability  to  generate  new  revenues;
     (3)     increased  competition;  and
     (4) conditions and trends in the gold exploration, development and production industry.

Furthermore, because our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

CRITICAL  ACCOUNTING  POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Going Concern. The Company is in its early development stage as the Company's management devotes most of its activities developing a market for its products and services and planned principal activities have not begun. The Company has not generated any revenues since inception and has incurred substantial losses. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing and/or acquire profitable operations. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Foreign Currency Translation. The Company's primary functional currency is the United States Dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The change in location of the Company's headquarters to London will result in the Company transacting business in British Pounds which may result in foreign currency translation risks. The Company has not, to the date of this filling, entered into any derivative instruments to offset the impact of foreign currency fluctuations. Significant fluctuations in the price of British Pounds relative to the U.S. Dollar would have a substantial impact on the Company's account balances that will be converted into U.S. Dollars.

     Mineral Property Costs. The Company has been in the exploration stage since its acquisition of Dragon Minerals Holdings, Inc. on July 15, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

     Long-Lived Assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of long-lived Assets is reviewed on a regular basis for the existence of facts or Circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) On August 30, 2004, the Company issued 400,000 restricted shares of the Company's common stock in a transaction that was not registered under the Securities Act of 1933 (the Act") to an entity unrelated to the Company in exchange for $200,000. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S under the Act.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

(a) On September 6, 2004, Gregory Corcoran, a former director and the former Chief Executive Officer of the Registrant, sold an aggregate of 11,600,000 shares of the Registrant's common stock for an aggregate purchase price of $154,800 to seven individuals and one entity. Johannes Petersen, a director and the Chief Executive Officer of the Registrant, purchased 1,000,000 of these shares of common stock from Mr. Corcoran. On that same date, Mr. Corcoran agreed to cancel 16,400,000 shares of the Registrant's common stock.

During the six month period ended September 30, 2004, the Company paid $35,000 for consulting services performed by a director of the Company and $6,800 for consulting services performed by a former director of the Company. Of these amounts, $2,000 is included in results from discontinued operations and
discussed  above  under  "Management's   Discussion  and  Analysis."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits

Exhibit Number              Description of Exhibit
--------------              ----------------------

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

(*) Filed as an Exhibit to this Quarterly Report on Form 10-QSB

     b.   Reports  on  Form  8-K

     (1) The Company filed a Form 8-K on July 30, 2004 to report the acquisition of Dragon Minerals Holdings Inc., and to report that Gregory Corcoran's ownership had decreased with the issuance of shares to the former shareholder of Dragon Mineral Holdings Inc.

     (2) The Company filed a Form 8-K on September 1, 2004, to report that the Company issued 400,000 restricted shares of the Company's common stock in a transaction that was not registered under the Securities Act of 1933 to an entity unrelated to the Registrant in exchange for $200,000.

     (3) The Company filed a Form 8-K on September 15, 2004, to report that on September 6th, 2004, Gregory Corcoran, a former director and the former Chief Executive Officer of the Company, sold an aggregate of 11,600,000 shares of the Registrant's common stock for an aggregate purchase price of $154,800 to seven individuals and one entity, that Johannes Petersen, a director and the Chief Executive Officer of the Registrant, purchased 1,000,000 of these shares of common stock from Mr. Corcoran, and that on that same date, Mr. Corcoran agreed to cancel 16,400,000 shares of the Registrant's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DRAGON GOLD RESOURCES, INC.
                                                 (Registrant)

                                                 By: /s/ Johannes Petersen
                                                    ----------------------

                                                 Johannes Petersen
Dated: November  15, 2004                        Chief Executive Officer
                ---                              and Chief Financial Officer

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

Date:  November  15, 2004
                ---

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

I, Johannes Petersen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Dragon Gold Resources, Inc. on Form 10-QSB for the quarterly period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Dragon Gold Resources, Inc.

Date:  November  15,  2004
                 ---

                                   By:  /s/  Johannes  Petersen
                                       -------------------------------
                                       Johannes  Petersen,
                                       Chief  Executive  Officer  and
                                       Chief  Financial  Officer