Form 10KSB/A
period 2004-09-30
Dragon Gold Resources, Inc.
filed 2004-11-17
CIK 1229089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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

This Amended Form 10-QSB is being filed to include the disclosure of: an issuance of unregistered securities which was excluded from our previous filing (see PART II, "ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS," Below); and information regarding the Company's change in officers and Directors (see PART II, "ITEM 5. OTHER INFORMATION," Below).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) On July 15, 2004, the Registrant issued 16,500,000 restricted shares of the Registrant's common stock pursuant to the Exchange. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

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

   CHANGES IN OFFICERS AND DIRECTORS

On July 15, 2004, Gregory Corcoran, acting as the sole Director of the Registrant, increased the number of directors from one to three. On July 15, 2004, the Registrant's Board of Directors appointed Johannes Petersen and Xiaojun ("Albert") Cui to fill vacancies created thereon.

On July 15, 2004, the Registrant's Board of Directors appointed Johannes Petersen as the President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Registrant.

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

                                                 DRAGON GOLD RESOURCES, INC.
                                                 (Registrant)

                                                 By: /s/ Johannes Petersen
                                                    ----------------------

                                                 Johannes Petersen
Dated: November  17, 2004                        Chief Executive Officer
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

Date:  November  16, 2004
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

Date:  November  16,  2004
                 ---

                                   By:  /s/  Johannes  Petersen
                                       -------------------------------
                                       Johannes  Petersen,
                                       Chief  Executive  Officer  and
                                       Chief  Financial  Officer