Form 10QSB
period 2004-12-31
Dragon Gold Resources, Inc.
filed 2005-02-14
CIK 1229089

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

              (X)  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

                For  the  quarterly  period  ended  December  31,  2004

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT

         For  the  transition  period  from              to
                                             -----------    -------------

                        COMMISSION  FILE  NUMBER  000-50541

                         DRAGON  GOLD  RESOURCES,  INC.
             (Name  of  small  business  issuer  in  its  charter)

                 NEVADA                                   88-0507007
 (State  of  incorporation  or  organization)     (IRS  Identification  No.)

                                 338  Euston  Road
                                 London  NW1  3BT
                                       UK
                    (Address  of  principal  executive  offices)

                              +44  (0)  207  416  4920
                           (Issuer's  telephone  number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has  been  subject to such filing requirements for the past 90 days. Yes   X
No                                                                       -----
   ----

     51,096,724 shares of issuer's common stock, $.001 par value, were outstanding as of February 6, 2005. The Company has no other class of common equity.

Transitional  Small  Business  Disclosure  Format  (Check  One)  Yes    No  X
                                                                    ----  ----

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

Consolidated  Statements  of  Operations                              F-2

Consolidated  Statements  of  Cash  Flows                             F-3

Notes  to  the  Consolidated  Financial  Statements                   F-4

Dragon  Gold  Resources,  Inc.
(formerly  Folix  Technologies,  Inc.)
(An  Exploration  Stage  Company)
Consolidated  Balance  Sheets
(expressed  in  U.S.  dollars)


                                                                December 31,     March 31,
                                                                   2004            2004
                                                                     $               $
                                                                (Unaudited)      (Audited)
Assets

Current Assets

Cash                                                                   38,303     101,029
Prepaid expenses and deposits                                           4,240           -
------------------------------------------------------------------------------------------
Total Current Asset                                                    42,543     101,029
------------------------------------------------------------------------------------------
Intangible Assets (Note 3)                                             13,751           -
Plant and Equipment (Note 4)                                            4,979

Total Assets                                                           61,273     101,029

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                        5,626       1,478
Accrued liabilities                                                     4,000      10,176
Due to related parties (Note 6(a))                                      1,813       6,388
------------------------------------------------------------------------------------------
Total Current Liabilities                                              11,439      18,042
------------------------------------------------------------------------------------------
Commitments (Note 1 and 10)

Stockholders' Equity

Common Stock, 500,000,000 common shares authorized with a par value of $0.001, 50,896,794 and 50,396,794 common shares issued and
outstanding, respectively                                              50,897      50,397

Additional Paid In Capital                                            424,972      60,472

Deficit Accumulated During the Exploration Stage                     (426,035)    (27,882)
------------------------------------------------------------------------------------------
Total Stockholders' Equity                                             49,834      82,987
------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                             61,273     101,029
------------------------------------------------------------------------------------------


                                      F-1
    (The accompanying notes are an integral part of the financial statements)

Dragon  Gold  Resources,  Inc.
(formerly  Folix  Technologies,  Inc.)
(An  Exploration  Stage  Company)
Consolidated  Statements  of  Operations
(expressed  in  U.S.  dollars)
(Unaudited)


                                                                                                  Accumulated
                                                                                                      From
                                                                                                  December 13,
                                                Three Months Ended     Nine Months Ended          2000 (Date of
                                            ----------------------------------------------------   Inception) to
                                             December 31, December 31,  December 31, December 31, December 31,
                                               2004          2003         2004          2003          2004
                                                 $             $            $            $              $
Revenue                                             -             -             -             -           -
------------------------------------------------------------------------------------------------------------
Expenses
     Accounting  and  audit                     8,000             -        11,300             -      11,300
     Amortization                               1,286             -         1,598             -       1,598
     Consulting  (Note  6(b))                  53,614             -        93,414             -      93,414
     Foreign  exchange                            330             -           903             -         903
     General  and  administrative                 385             -        10,561             -      10,561
     Legal  and  organizational                 7,767             -        28,374             -      28,374
     Mineral  property  costs                       -             -       184,579             -     184,579
     Rent  and  utilities                      13,021             -        19,141             -      19,141
     Travel  and  promotion                    21,347             -        28,489             -      28,489
------------------------------------------------------------------------------------------------------------
Total Expenses                                105,750             -       378,359             -      378,359
------------------------------------------------------------------------------------------------------------
Net Loss Before Discontinued Operations      (105,750)            -      (378,359)            -     (378,359)

Discontinued operations (Note 9)                    -        (6,089)      (19,794)      (13,952)     (47,676)
------------------------------------------------------------------------------------------------------------
Net Loss for the Period                      (105,750)       (6,089)     (398,153)      (13,952)    (426,035)
------------------------------------------------------------------------------------------------------------
Net Loss Before Discontinued Operations             -             -         (0.01)            -
Net Loss From Discontinued Operations               -             -             -             -
Net Loss Per Share - Basic and Diluted              -             -         (0.01)            -
------------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding        50,897,000    46,893,000    53,391,000    46,690,000
------------------------------------------------------------------------------------------------------------


                                      F-2
    (The accompanying notes are an integral part of the financial statements)

Dragon  Gold  Resources,  Inc.
(formerly  Folix  Technologies,  Inc.)
(An  Exploration  Stage  Company)
Consolidated  Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
(Unaudited)


                                                                Nine Months    Nine Months
                                                                   Ended          Ended
                                                                December 31,   December 31,
                                                                   2004           2003
                                                                     $             $
Cash Flows to Operating Activities

Net loss for the period                                          (398,153)   (13,952)

Adjustments to reconcile net loss to net cash used
In operating activities
Amortization                                                        1,598          -
Mineral property costs                                            165,000          -

Change in operating assets and liabilities
(Increase) in deposits and prepaid expenses                        (4,240)      (765)
(Decrease) in accounts payable and accrued liabilities             (2,028)      (250)
(Decrease) in amounts due to related parties                       (4,575)       709
-------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                            (242,398)   (14,258)
-------------------------------------------------------------------------------------
Cash Flows from Investing Activities

Purchase of property and equipment                                 (5,328)
Purchase of intangible assets                                     (15,000)         -
-------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                             (20,328)         -
-------------------------------------------------------------------------------------
Cash Flows from Financing Activities

Proceeds from related party loan                                        -     10,008
Proceeds from issuance of common shares                           200,000      5,000
-------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                         200,000     15,008
-------------------------------------------------------------------------------------
Increase (decrease) in cash                                       (62,726)       750

Cash - beginning of period                                        101,029         87
-------------------------------------------------------------------------------------
Cash - end of period                                               38,303        837
-------------------------------------------------------------------------------------

Non-Cash Financing Activities
Issuance of common stock for acquisition of subsidiary            165,000          -
Issuance of common stock for settlement of related party loans          -      7,708
Cancellation of common stock                                      (16,400)         -
-------------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid                                                           -          -
Income tax paid                                                         -          -


                                       F-3
    (The accompanying notes are an integral part of the financial statements)

Dragon  Gold  Resources,  Inc.
(formerly  Folix  Technologies,  Inc.)
(An  Exploration  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
(expressed  in  U.S.  dollars)
(Unaudited)

1.   Development  Stage  Company
     Dragon Gold Resources, Inc. (the "Company") was incorporated in the State of Nevada, U.S.A. on December 13, 2000 under the name "Folix Technologies, Inc." Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc. The Company's principal business was the development of a Linux based application server and thin client computing systems. During the nine month period ending December 31, 2004, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. ("DMHI"), a private British Virgin Island company. DMHI is involved in mineral property acquisition and exploration in China. Refer to Note 4.

     The Company was previously in the development stage as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises" related to its Linux based business. The Company changed to the exploration stage during the period with the acquisition of its interest in Dragon Minerals Holdings, Inc. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at December 31 2004, the Company has accumulated losses of $426,035 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern

     During the prior fiscal year, the Company raised $100,000 from an offering under an SB-2 Registration Statement that was declared effective December 19, 2003. During the three month period ending September 30, 2004, the Company sold 400,000 common shares for cash proceeds of $200,000.

2.   Summary  of  Significant  Accounting  Policies
     (a)  Basis  of  Presentation
          These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year end is March 31. These financial statements include the accounts of the Company and its wholly-owned subsidiary, Dragon Minerals Holdings Inc. ("DMHI"). Dragon Minerals Inc. is a wholly owned subsidiary of DMHI. During the three months ended December 31, 2004, DMHI formed three new wholly owned subsidiaries ("subsidiaries") each incorporated in the British Virgin Islands. These subsidiaries are Dragon Minerals-Shiquan Inc., Dragon Minerals-Taiyu Inc. and Dragon Minerals-Xunyang Inc. All intercompany transactions and balances have been eliminated.

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

                                      F-4
    (The accompanying notes are an integral part of the financial statements)

Dragon  Gold  Resources,  Inc.
(formerly  Folix  Technologies,  Inc.)
(An  Exploration  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
(expressed  in  U.S.  dollars)
(Unaudited)

2.   Summary  of  Significant  Accounting  Policies  (continued)

     (c)  Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d)  Foreign  Currency  Translation

          The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are undertaken primarily in Canadian dollars and British pounds. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

     (g)  Comprehensive  Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2004 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Dragon  Gold  Resources,  Inc.
(formerly  Folix  Technologies,  Inc.)
(An  Exploration  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
(expressed  in  U.S.  dollars)
(Unaudited)

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

     (k)  Property  and  Equipment

          Property and equipment consists of computer hardware and is recorded at cost. The computer hardware is being amortized on a straight-line basis over its estimated life of three years.

     (l)  Long-Lived  Assets

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

     (m)  Recent  Accounting  Pronouncements

          In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Dragon  Gold  Resources,  Inc.
(formerly  Folix  Technologies,  Inc.)
(An  Exploration  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
(expressed  in  U.S.  dollars)
(Unaudited)

2.   Summary  of  Significant  Accounting  Policies  (continued)

     (l)  Recent  Accounting  Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

3.     Intangible  Assets


                                                                  December  31,     March  31,
                                                                      2004           2004
                                                 Accumulated     Net Carrying     Net Carrying
                                       Cost     Amortization         Value           Value
                                        $             $                 $               $
Website development costs            15,000         1,249             13,751             -
-----------------------------------------------------------------------------------------------


4.     Property  and  Equipment


                                                                        December  31,     March  31,
                                                                            2004             2004
                                                        Accumulated    Net  Carrying     Net  Carrying
                                            Cost        Amortization        Value           Value
                                             $               $                $               $
Computer equipment                         5,328            349             4,979             -
-------------------------------------------------------------------------------------------------------


Dragon  Gold  Resources,  Inc.
(formerly  Folix  Technologies,  Inc.)
(An  Exploration  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
(expressed  in  U.S.  dollars)
(Unaudited)

5.   Acquisition  of  Business

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

6.   Related  Party  Transactions

     a) The amount due to related parties represents expenses of $159 (March 31, 2004 - $6,388) paid on behalf of the Company by a former Director and $1,654 paid on behalf of the Company by current directors. The amounts due are non-interest bearing, unsecured and have no specific terms of repayment.

     b) During the three month period ended December 31, 2004, the Company paid $30,000 (December 31, 2003 - nil) for consulting services performed by a director of the Company, $1,200 for consulting services performed by a former director of the Company and $14,132 for consulting services provided by a company owned by a significant shareholder of the Company. During the nine month period ended December 31, 2004, the Company paid $65,000 (December 31, 2003 - $1,200) for consulting services performed by a director of the Company, $8,000 for consulting services performed by a former director of the Company and $14,132 for consulting services provided by a company owned by a significant shareholder of the Company. Of these amounts, $2,000 is included in results from discontinued operations.

     c) On July 19, 2004 the Company sold to a former director, all rights related to the Linux based application server and thin client computing system business plan in consideration for $1,000, which is included in results from discontinued operations.

7.   Mineral  Properties

     (a) On February 24, 2004, the Company's wholly-owned subsidiary Dragon Minerals Inc. ("DMI") entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province ("Bureau") in China to form a Sino-Foreign cooperative joint venture company ("JVC1") for the exploration and development of up to twelve properties (the "Permits") located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Bureau would contribute the Permits and their previous exploratory findings.

     (b) On March 1, 2004, DMI entered into a Letter of Intent with the Northwest Geology and Exploration Bureau for Nonferrous Metals Party ("Party") in China to form a Sino-Foreign cooperative joint venture company ("JVC2") for the exploration and development of a property (the "Permit") located in Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Party would contribute the Permit and their previous exploratory findings.

8.   Common  shares

     (a) On September 6, 2004, the Company cancelled 16,400,000 common shares owned by a former Director.

Dragon  Gold  Resources,  Inc.
(formerly  Folix  Technologies,  Inc.)
(An  Exploration  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
(expressed  in  U.S.  dollars)
(Unaudited)

8.   Common  shares  (continued)

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

9.   Discontinued  Operations

     Discontinued operations consist of the Company's former operations in the development of a Linux based application server and thin client computing systems. In July 2004, the Company sold all rights to certain intangible assets related to the Linux business to a former director for consideration of $1,000. The results of discontinued operations are summarized as follows:


                                                                                                              Accumulated
                                                                                                             From December
                                          Three Months    Three Months     Nine Months     Nine Months      13, 2000 (Date of
                                             Ended           Ended            Ended           Ended          Inception) to
                                          December 31,    December 31,     December 31,     December 31,      December 31,
                                             2004            2003             2004             2003              2004
                                              $                $                $                $                 $
Revenue                                       -                  -                 -                -                 -
--------------------------------------------------------------------------------------------------------------------------------
Net Operating Loss                            -             (6,089)          (20,794)         (13,952)          (48,676)
Gain on disposal                              -                  -             1,000                -             1,000
--------------------------------------------------------------------------------------------------------------------------------
Loss From Discontinued Operations             -             (6,089)          (19,794)         (13,952)          (47,676)
--------------------------------------------------------------------------------------------------------------------------------


10.     Commitments

     (a) During the three months ended December 31,2004, the Company entered into a consulting agreement ("the Agreement") with a company owned by a significant shareholder of the Company, for management and geological services. The Agreement is for a period of one year commencing October 1, 2004 at $5,625CND per month. Either side can terminate the Agreement with 60 days written notice.

     (b) During the three months ended December 31, 2004, the Company entered into a consulting agreement ("the Agreement") with an investor relations company. The Agreement is for a period of three months commencing December 1, 2004 at $10,000CND per month.

     (c) On January 20, 2005, the Company entered into an option agreement (the "Agreement") to acquire a 100% interest, subject to a 2% net smelter royalty, in certain mining claims located in Mongolia. Refer to Note 11.

11.  Subsequent  Event

     (a) On January 20, 2005, the Company entered into an option agreement (the "Agreement") to acquire a 100% interest, subject to a 2% net smelter royalty, in certain mining claims located in Mongolia. To acquire its interest, the Company must pay CDN$20,000 upon execution of the Agreement (paid), CDN$30,000 on or before January 20, 2006, and a further CDN$50,000 on or before January 20, 2007. The Company has the right to purchase the first two-thirds of the royalty interest at any time in consideration of payments of CDN$300,000 for each one-third portion. The Company also has the right of first refusal for the remaining one-third royalty interest.

     (b) On January 31, 2005, the Company issued a private placement of 199,930 common shares at $0.50 per shares for total proceeds of $99,965.

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

DESCRIPTION  OF  THE  PRINCIPAL  PRODUCTS  AND  SERVICES

     The Company does not currently offer any products or services. The Company has signed two letters of intent (the "Letters of Intent") to enter into joint ventures for gold exploration and potential development of properties located in Shaanxi, China, discussed in more detail below. Additionally, the Company has entered into an option agreement for the right to purchase five (5) licenses to mining claims in Mongolia, discussed below under "subsequent events." The Letters of Intent anticipate that the Company will contribute cash to the joint ventures. The other parties to the joint ventures would contribute permits for exploration and development on an aggregate of up to thirteen (13) properties (the "Permits"). The Company has also been studying another property in the same region as the Permits, but has not entered into any agreements or joint ventures in connection with that property.

     The Company has also completed the review of fifteen (15) other properties in several Chinese provinces and has discarded them for the purpose of any future joint venture formation because they failed to satisfy the Company's investment criteria.

     The Company anticipates forming a separate joint venture for each property the Company decides to develop. The government of China owns the properties to which the Permits relate. The Permits grant the right to the mineral resources found below the surface of the properties.

     The Company has performed a due diligence review of the Permits, and plans to proceed in establishing sino-foreign joint-ventures for the purpose of developing one (1) of the properties covered by the Permits and one (1) new property offered in Shaanxi province, China, which is not covered by the Permits. However, as of the date of this report, neither of these joint-ventures have been established, and the Company can make no assurances one or both of them ever will. The due diligence review involved hiring external consultants to visit the properties and trips to China by both the Company's Chief Executive Officer, Johannes Petersen and the Company's Director, Albert Cui, who both determined that the two (2) properties meet the Company's investment criteria. The Company anticipates the need for a substantial amount of additional financing, if the Company decides to proceed with the licensing and exploration of these properties, of which there can be no assurance. Additionally, the Company can give no assurance that this substantial amount of additional financing will be available on favorable terms, if at all.

     The Letters of Intent contemplate two phases of activities: the exploration phase and the development phase. The development phase is contingent upon, and will not proceed unless there are, positive results from the exploration phase. At this time, the Company has not entered into any joint ventures, contributed any cash to any joint ventures, selected any properties for gold exploration and potential development, or started exploration phase activities. However, on August 30, 2004, the Company sold 400,000 shares of common stock for $200,000 and on January 31, 2005, the Company sold 199,930 shares of common stock for $99,965. There can be no assurance that these funds will be able to sustain our business operations until more money is be raised, provided that we will raise any additional funds at all.

     In addition, the Company has entered into an option agreement for the right to purchase five (5) licenses to mining claims in Mongolia, discussed below under "Subsequent Events." The Company is also reviewing geological information on other mineral properties in other Chinese provinces. We expect these events to expand the Company's intended area of operations throughout China.

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

The newest property the Company has been looking at is located in Shaanxi Province, but is not covered by the agreements.

RESEARCH  &  DEVELOPMENT

     The Company has not conducted any research and development activities since inception. The Company does not have plans to conduct any research and development during the next twelve months. However, the Company is in negotiations in connection with two properties in Shaanxi, China, which the Company may pursue licenses on during the next twelve months, financing permitting. The Company can give no assurances that the Company's negotiations will be successful, that the Company will be able to raise the substantial financing needed to obtain licenses on these properties, that the Company will be able to obtain these licenses if the financing is raised, if the licenses are obtained that the Company will explore the properties covered by the licenses, or if explored that the properties will contain any gold reserves.

     The Company has also entered into an option agreement for the right to purchase five (5) licenses to mining claims in Mongolia, and is developing an exploration plan to start exploring some or all of these areas within the next twelve months. The Company can give no assurances that the Company will be able to raise sufficient funding to carry out the exploration activities in any of these areas, that the Company will explore the properties covered by the licenses, or if explored that the properties will contain any gold reserves.

EMPLOYEES

     The Company does not currently have any employees on either a part-time or full-time basis. The Company intends to use consultants and other forms of contract or outsourced labor during the next twelve months (see "Agreements" below).

AGREEMENTS

     Effective October 1, 2004, the Company entered into a consulting agreement with Sagit Investment Management Ltd, a company owned by Raoul Tsakok, a significant shareholder of the Company for management and geological services. The agreement is for a period of one year at a cost of $5,625 (CDN) per month. Either the Company or the consultant may terminate the agreement with sixty (60) days written notice to the other party.

     Effective December 1, 2004, the Company entered into an investor relations agreement with Skyline Marketing, Inc. ("Skyline"), an investor relations company. The agreement is for a period of three months at a cost of $10,000
(CDN) per month. The services provided to the Company by Skyline will include contacting persons registered to trade in securities and informing them of the development of the Company's projects and business and circulating them quarterly reports and other material financial and other information, acting as a liaison between directors and senior officers of the Company, as well as assisting in arranging equity financing for the Company.

                                SUBSEQUENT EVENTS
OPTION  AGREEMENT

     On January 20, 2005, the Company entered into an Option Agreement with Jaroslav Ruza (the "Optionor"), to purchase an option to acquire a 100% right, title and interest in the Optionor's mining claims (the "Option Agreement"). The Optionor owns five licenses to mining claims, representing approximately 47,848 hectares or approximately 118,235 acres, in Mongolia (the "Properties"). Under the Option Agreement, the Company paid the Optionor $20,000 (CDN) on January 20, 2005, upon the execution of the Option Agreement, and is required to pay the Optionor an additional $30,000 (CDN) on or before January 20, 2006, and $50,000 (CDN) on or before January 20, 2007 (collectively the "Purchase Price"). However, the Option Agreement represents only an option and the Company is under no obligation to make any additional payments under the Option Agreement, other than the $20,000 (CDN) already paid.

     If the Company chooses to pay the entire Purchase Price, the Company will be deemed to have exercised the option and will own 100% of the Optionor's right, title and interest to the Properties, except for a two percent (2%) royalty which the Optionor will retain on any proceeds received by the Company from any smelter from the sale of any ores, concentrates or minerals produced from the Properties after deducting certain expenses (the "Royalty").

     Under the Option Agreement, the Company has the right to purchase one-third (1/3) of the Royalty from the Optionor at any time for the sum of $300,000
(CDN), an additional one-third (1/3) of the Royalty from the Optionor at any time for the sum of $300,000 (CDN), and the right of first refusal to purchase the remaining one-third (1/3) of the Royalty from the Optionor, in the event the Optionor wishes to sell his remaining interest in the Royalty.

     Under the Option Agreement, the Optionor agreed to provide the Company with all of the necessary geological information on the Properties, provide up to a maximum of fifteen (15) working days of his time to the Company to assist in matters related to the Properties, and the Company agreed to pay the Optionor $300 (CDN) for each day of assistance provided to the Company.

     If the Company fails to make any payments toward the Purchase Price, which are required by the Option Agreement, the Optionor may give the Company a notice of default and if the Company does not cure the default within ten (10) days following delivery of the notice, the Optionor may terminate the Option Agreement. The Company then will have six (6) months from the termination date of the Option Agreement to leave the Properties in good standing, and three (3) months to return copies of all of the reports, maps and other relevant documents in the possession of the Company at the time the option is terminated.

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

     The Company earned no revenue for the three months ended December 31, 2004 or the three months ended December 31, 2003.

     Expenses increased $105,750 from $0 during the three months ended December 31, 2003, to $105,750 for the three months ended December 31, 2004. The Company had $0 in expenses for the three months ended December 31, 2003 because the Company discontinued its operations related to the development of a Linux based application server and thin client computing systems. As a result, expenses in the comparable prior year period have been recorded as a loss from discontinued operations of $6,089. The increase in expenses was attributable to increases of $0 in mineral property costs, $53,614 in consulting expenses, $7,767 legal and organizational expenses, $8,000 in accounting and auditing expenses, $1,286 of amortization expense, $330 of foreign exchange expense, $385 of general and administrative expense, $13,021 of rent and utilities expense, and $21,347 of travel and promotional expenses. The consulting expenses included $30,000 for consulting services performed by a director of the Company, $1,200 for consulting services performed by a former director of the Company and $14,132 for management and geological services provided by a company owned by a significant shareholder of the Company.

     The Company had a net loss of $105,750 for the three months ended December 31, 2004, as compared to a net loss of $6,089 for the three months ended December 31, 2003, from the Company's discontinued operations. The increase in net loss from the three months ended December 31, 2004, was $99,661. The increase in net loss was due to the increase in expenses in connection with the fact that the Company had no revenue for the three months ended December 31, 2004.

NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2003

     The Company earned no revenue for the nine months ended December 31, 2004 or the nine months ended December 31, 2003.

     Expenses increased $378,359 from $0 during the nine months ended December 31, 2003, to $378,359 for the nine months ended December 31, 2004. The Company had $0 in expenses for the nine months ended December 31, 2003 because the Company discontinued its operations related to the development of a Linux based application server and thin client computing systems. As a result, expenses in the comparable prior year period have been recorded as a loss from discontinued operations of $13,952. The increase in expenses was attributable to increases of $184,579 in mineral property costs, $93,414 in consulting expenses, $28,374 legal and organizational expenses, $11,300 in accounting and auditing expenses, $1,598 of amortization expense, $903 of foreign exchange expense, $10,561 of general and administrative expense, $19,141 of rent and utilities expense, and $28,489 of travel and promotional expenses. The consulting expenses included
$65,000 in consulting services performed by a director of the Company, $14,132 for management and geological services provided by a company owned by a significant shareholder of the Company, and $8,000 for consulting services provided by a former director of the Company. Of these amounts, $2,000 is included in results from discontinued operations.

     The Company had a net loss of $378,359 for the nine months ended December 31, 2004, before discontinued operations, and a net loss of $398,153 after taking into account a loss of $19,794 due to the Company's discontinued operations, which includes $1,000 received from a former director for all rights related to the Linux based application server, as compared to a net loss of $13,952 for the nine months ended December 31, 2003. The results from discontinued operations includes $2,000, which was paid to a current
director   and   former   director   for   consulting  services  concerning  the
Company's discontinued operations. The increase in net loss compared to the earlier nine month period was $384,201, which was due to increases in expenses and the fact that the Company had no revenues for the nine month period ended December 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We have not earned any revenue since inception on December 13, 2000 and we are presently in the development stage of our business.

     As of December 31, 2004, the Company had total current assets of $42,543, which consisted of $38,303 in cash and $4,240 of prepaid expenses and deposits. The Company also had $13,751 of intangible assets, which consisted of the net carrying value of the Company's website development costs, and $4,979 of plant and equipment, which consisted of the net carrying value of the Company's computer equipment. The Company had total assets of $61,273 as of December 31, 2004.

     As of December 31, 2004, the Company had total current liabilities of $11,439, consisting of accounts payable of $5,626, accrued liabilities of $4,000 and an amount due to related parties of $1,813, which includes $159 paid on behalf of the Company by a former director and $1,654 paid on behalf of the Company by a current director. The amount due is non-interest bearing, unsecured and has no specific terms of repayment.

     As of December 31, 2004, the Company had $31,104 of working capital and a ratio of current assets to current liabilities of 3.72.

     For the nine months ended December 31, 2004, the Company spent $242,398 in its operating activities, which included a net loss of $398,153, amortization adjustments of $1,598, mineral property costs of $165,000, an increase in deposits and prepaid expenses of $4,240, a decrease in accounts payable of $2,028, and a decrease in amounts due to related parties of $4,575.

     The Company had ($20,328) in net cash used in investing activities, due to a purchase of intangible assets of $15,000 and a purchase of property and equipment of $5,328, for the nine months ended December 31, 2004.

     The Company had $200,000 in net cash provided by financing activities for the nine months ended December 31, 2004, which was from the proceeds from the sale of 400,000 shares of the Company's common stock.

     The Company had accumulated losses as of December 31, 2004 of $426,035.

     Subsequent to the three months ended December 31, 2004, on January 31, 2005, the Company entered into an offshore subscription agreement with an unrelated party for the sale of 199,930 shares of the Company's common stock for $99,965.

     However, the Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company will have to delay, curtail or scale back some or all of its operations.

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

RISKS  RELATED  TO  OUR  BUSINESS

     NEED FOR ADDITIONAL FINANCING. The Company will be required to contribute cash to the joint ventures on a continuing basis, however, the exact amount of continued capital commitment required by the Company is not known at this time. The Company believes it can continue for approximately six (6) months if no additional financing is raised, due to the $299,965 the Company has raised throughout the last six (6) months in connection with offshore subscription agreements, and will require approximately $200,000 of additional financing to continue administrative activities for the next twelve (12) months, which does not include any additional amounts which will be required for exploration activities or the formation of joint ventures, which the Company anticipates being substantial.

     Additionally, if the Company does enter into joint ventures or the Company's management decides to acquire licenses to the Mongolian Properties, the Company will need a substantial amount of additional financing, which the Company will determine if the joint ventures are entered into. The Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it will not be able to enter into the joint ventures, complete the purchase of the Mongolian licenses or continue business operations and its business will fail.

     LETTERS OF INTENT. The Company has entered into two (2) letters of intent whereby the Company will enter into joint ventures for the exploration and development of up to thirteen (13) properties in Shaanxi, China. Pursuant to one letter of intent, the Company will enter in a Sino-Foreign cooperative joint venture company with the Bureau for the exploration and development of up to twelve (12) properties. Pursuant to the other letter of intent, the Company will enter into a Sino-Foreign cooperative joint venture company with Northwest for exploration and development of one (1) property. Pursuant to the letters of intent, the Company will contribute cash to the joint ventures. The other parties to the joint ventures will contribute up to thirteen (13) properties on which the gold exploration and potential development will be conducted. The Company has not currently entered into any definitive agreements or joint ventures.

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

     TITLE TO THE PROPERTIES. The government of China owns the land on which the Company intends to conduct exploration and development through a joint venture with the Bureau and a joint venture with Northwest. The Bureau and Northwest are local government departments. They have permits that give them the right to the mineral resources found under the surface of the properties. Pursuant to the letters of intent, the Bureau and Northwest will contribute Permits for up to an aggregate of thirteen (13) properties and the Company will contribute cash to the joint venture. The Company has not currently entered into any definitive agreements or joint ventures. The Company is in continued negotiations with the Bureau and Northwest regarding contributions of the properties and the Company's contribution of cash. Currently, the joint ventures have not been formed, the Company has not raised or contributed any cash, none of the properties have been contributed, and there is no program of exploration and development. However, after a due diligence review of the prospective properties, the Company has determined that one (1) of the thirteen
(13) properties and one (1) additional property meet the Company's criteria for investment, and the Company plans to proceed in establishing joint ventures for the purpose of developing these two (2) properties, which the Company can make no assurances that it will be successful in establishing. If the Company, the Bureau or Northwest do not make the contributions contemplated under the letters of intent, the Company will not have any rights with respect to the properties.

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

     BECAUSE MR. TSAKOK OWNS 22.5% OF THE COMPANY'S OUTSTANDING COMMON STOCK, HE WILL EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Raoul Tsakok beneficially owns 22.5% of the issued and outstanding shares of the Company's common stock. Accordingly, he will exercise significant control in determining the outcome of all corporate transactions or other matters including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interest of Mr. Tsakok may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

     OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN. Our Company is in its early development stage, as the Company does not currently offer any products or services and planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses. The Company had accumulated losses of $426,035, as of December 31, 2004. Additionally, the Company has no current prospects for future revenues. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot raise capital through debt or equity financing to conduct its operations.

RISKS  RELATED  TO  OUR  COMMON  STOCK

     WE HAVE NOT CREATED A MARKET TO SUSTAIN THE SIGNIFICANT AMOUNT OF SHARES IN OUR PUBLIC FLOAT. We have a substantial amount of shares of common stock in our public float that were issued prior to the acquisition of Dragon and our change in business focus, however, we have not created a market for our common stock.
We may not have adequate time to create such a market prior to the time our shareholders resell their shares. If our shareholders resell their shares before we can create a market, it may exert downward pressure on the price of our common stock.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

     The Company had no unregistered sales of equity securities during the three month period ended December 31, 2004.

SUBSEQUENT  EVENTS

     On January 31, 2005, pursuant to an Offshore Subscription Agreement, the Company agreed to issue 199,930 restricted shares of the Company's common stock to Paramount Trading Company Inc, in a transaction not registered under the Securities Act of 1933 (the "Act"). The Company claims an exemption from registration afforded by Regulation S of the Act ("Regulation S"), since the foregoing issuance will be made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

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

    10.1        Business  Plan  Purchase  Agreement     (2)

    10.2        Option  Agreement  (4)

    10.3        Consulting  Agreement  with  Sagit  Investment  Management
                Ltd.  (*)

    31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

    32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(1) Filed as Exhibit 2.1 to our report on Form 8-K filed on July 30, 2004, and incorporated herein by reference.

(2) Filed as Exhibits 3.1, 3.2 and 10.1 to our SB-2 Registration Statement filed on August 13, 2003, and incorporated herein by reference.

(3)  Filed  as  Exhibit  3.1  to  our  report  on  Form  8-K  filed  on June 14,
2004,  and  incorporated  herein  by  reference.

(4)  Filed  as  Exhibit  10.1  to  our  report  on  Form  8-K  filed  on January
25,  2005,  and  incorporated  herein  by  reference.

(*)  Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

     b.   Reports  on  Form  8-K

     (1) The Company filed a Form 8-K/A on November 17, 2004, to amend the report of the acquisition of Dragon Minerals Holdings Inc., to take into account the audited financial statements of Dragon Mineral Holdings Inc. as well as to reflect a change in control of the Company.

            THE COMPANY FILED THE FOLLOWING REPORTS ON 8-K SUBSEQUENT
                     TO THE QUARTER ENDED DECEMBER 31, 2004:

     (1) The Company filed a Form 8-K on January 25, 2005, to report that the Company entered into an Option Agreement with Jaroslav Ruza, to purchase an option to acquire a 100% right, title and interest in five mining claims, representing approximately 47,848 hectares or approximately 118,235 acres, in Mongolia.

     (2) The Company filed a Form 8-K on February 4, 2005, to report that the Company issued 199,930 restricted shares of the Company's common stock in a transaction that was not registered under the Securities Act of 1933 to an entity unrelated to the Registrant in exchange for $ $99,965.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DRAGON  GOLD  RESOURCES,  INC.

                                          By:  /s/  Johannes  Petersen
                                              ----------------------------
                                              Johannes  Petersen
Dated:  February 14,  2004                    Chief  Executive  Officer
                                              and  Chief  Financial  Officer