Form 10KSB
period 2005-03-31
Dragon Gold Resources, Inc.
filed 2005-07-14
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                        Commission File Number 000-50541

                           Dragon Gold Resources, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                             88-0507007
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

         Regent's Place, 338 Euston Road, London NW1 3BT, United Kingdom
                    (Address of principal executive offices)

                                + 44 207 416 4920
                           (Issuer's telephone number)

            Class                    Shares Outstanding           Date
            -----                    ------------------           ----
   Common, $0.001 par value              53,221,724              June 30, 2005

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form10-KSB or any amendment to this Form 10-KSB. |_|

         The Issuer's revenues for the fiscal year ended March 31, 2005 were $0.

The number of shares of the registrant's common stock outstanding as of June 30, 2005 is 53,221,724. The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity as of June 30, 2005, was approximately $12,773,214.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Transition Small Business Disclosure Format:   Yes  [  ]   No  [ X ]

                           DRAGON GOLD RESOURCES, INC.
                                      INDEX

                                TABLE OF CONTENTS

                                                                            Page

PART I

         ITEM 1.      BUSINESS............................................     2
         ITEM 2.      DESCRIPTION OF PROPERTY.............................     5
         ITEM 3.      LEGAL PROCEEDINGS...................................     6
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS....................................     7

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS.........................     7
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                      OF OPERATION........................................     7
         ITEM 7.      FINANCIAL STATEMENTS AND NOTES......................     8
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE..............    30
         ITEM 8A.     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER
                      FINANCIAL REPORTING.................................    31

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT...................    31
         ITEM 10.     EXECUTIVE COMPENSATION..............................    31
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT...............................    32
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......    32
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K....................    32
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES..............    32


SIGNATURES            ....................................................    33

SPECIAL NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Dragon Gold Resources, Inc. ("the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to March 31, 2005.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS  DEVELOPMENT

The Company was originally incorporated in the State of Nevada, U.S.A. on December 13, 2000 as Folix Technologies Inc. On June 1, 2004, the Company filed a Certificate of Amendment to change its name to Dragon Gold Resources, Inc. change which became effective on June 14, 2004. Since July 2004, the Company's management has been based in London, England. Formerly, management was based in Vancouver, British Columbia, Canada. The Company is an exploration stage company engaged in the acquisition and exploration of mineral properties in the People's Republic of China ("China") and Mongolia. The Company's existing interests in mineral properties are discussed in more detail below under the heading "Description of Property."

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

For approximately 6 months during 2004 the Company was in the business of developing a client-server system as a product for sale. The system was designed to run computer programs from a centralized location on a user's terminal. The Company is no longer involved in the development of LINUX-based applications.

On July 15, 2004, the Registrant acquired 100% of the issued and outstanding common stock of Dragon Minerals Holdings Inc., an International Business Company incorporated under the laws of the British Virgin Islands in exchange for 16,500,000 newly issued shares of the Registrant's common stock pursuant to an Exchange Agreement whereby Dragon Mineral Holdings Inc. became a wholly-owned subsidiary of the Registrant.

Subsequent to the Exchange, the Registrant entered into an agreement with Gregory Corcoran whereby the Registrant transferred certain assets held immediately prior to the Exchange, and the Registrant's then existing liabilities related thereto, to Gregory Corcoran, the Registrant's former President and Chief Executive Officer, in consideration for $1,000. The Registrant transferred the following assets to Mr. Corcoran: the tangible assets excluding cash and the intangible assets including i) the right to the name "Folix Technologies, Inc."; ii) the right to operate the business of developing a Linux based application server and thin client system; and iii) any contracts, agreements, rights or other intangible property, owned by the Registrant immediately prior to the Exchange (collectively referred to as the "Assets"). The Registrant also transferred the liabilities that relate to the Assets to Mr. Corcoran.

On September 6th, 2004, Gregory Corcoran, a former director and the former Chief Executive Officer of the Registrant, sold an aggregate of 11,600,000 shares of the Registrant's common stock for an aggregate purchase price of $154,800 to seven individuals and one entity. Johannes Petersen, a director and the Chief Executive Officer of the Registrant, purchased 1,000,000 of these shares of common stock from Mr. Corcoran. On that same date, Mr. Corcoran agreed to cancel 16,400,000 shares of the Registrant's common stock. Prior to these events, Mr. Corcoran owned 41.6% of the Registrant's common stock and together with Raoul Tsakok, who owned 17.1% at the time, exercised control over the Registrant. Subsequent to these events, Mr. Corcoran will not own any shares of the Registrant's common stock.

Dragon Minerals Holdings, Inc. was incorporated on February 25, 2004 as an International Business Company incorporated under the laws of the British Virgin Islands. The Registrant is a holding company for Dragon Minerals Holdings Inc. which in turn holds all of the common stock of Dragon Minerals Inc., Dragon Minerals - Shiquan, Inc., Dragon Minerals - Taiyu, Inc., and Dragon Minerals - Xunyang, Inc., all of them International Business Companies incorporated under the laws of the British Virgin Islands. On July15, 2004, the Registrant acquired 100% of the issued and outstanding common stock of Dragon Minerals Holdings Inc, as discussed above. The Company is headquartered in London, UK. The Company intends to engage in gold exploration and development activities in the People's Republic of China ("China") and Mongolia.

DESCRIPTION OF THE PRINCIPAL PRODUCTS AND SERVICES

The Company does not currently offer any products or services. Dragon Gold Resources Inc. is an exploration stage company engaged in the acquisition and exploration of mineral properties in the People's Republic of China and Mongolia. The Company anticipates acquiring rights to explore and develop other properties as viable opportunities arise. In the event that the Company discovers economic deposits of gold or other minerals, it intends to either sell the deposits or, depending on the specific characteristics of each discovery, conduct its own mining operations to extract the gold or other minerals for future sale.

MARKET OVERVIEW

The business of mineral deposit exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of the Company's properties has a known body of commercial ore. Other risks facing the Company include competition, reliance on third parties and joint venture partners, environmental and insurance risks, political and environmental instability, statutory and regulatory requirements, fluctuations in mineral process and foreign currencies, share price volatility, title risks, and uncertainty of additional financing.

COMPETITIVE  BUSINESS  CONDITIONS

The mineral industry is intensely competitive in all its phases. Worldwide, the competitive business environment for minerals exploration is variable and dependent upon geographic location, political and regulatory environments, technology applications, and the specific mineral commodity being sought. The gold exploration and development industry is a truly global business and it is very competitive, with well established companies that have more experience and resources than the Company. These companies are generally more capable to compete than the Company.

COPYRIGHTS, PATENTS, TRADEMARKS  & LICENSES

The Company does not have any copyrights, patents, trademarks, license or other types of intellectual property.

NEED FOR GOVERNMENTAL APPROVAL AND THE EFFECTS OF REGULATIONS

In China, the formation of Sino-Foreign Joint Venture Companies requires the approval of local and/or central government instances in China. In the case the Company proceeds to form such joint venture companies, several approvals will be required, such as the issuance of a business license to each Joint Venture Company formed. Actual exploration and development on the property will require additional governmental permits such as certain environmental permits. The Permits grant the right to the mineral resources found below the surface of the properties.

In Mongolia, exploration licenses are subject to governmental approval in the form of exploration license renewals, mining license issuance, environmental studies, among others.

In other jurisdictions, government regulations require permits and, in some cases, reclamation bonding. The details of such permits and the size of the bonds are related to the location of the property and size of the anticipated exploration-related surface disturbance. The effect of these regulations on the Company will include the cost of obtaining permits, posting reclamation bonds (if required), and completing environmental restoration work if a property is to be abandoned.

RESEARCH & DEVELOPMENT OVER THE PAST TWO YEARS

The Company has not conducted any research and development activities since inception. The Company does not have plans to conduct any research and development during the next twelve months. During the next twelve months, however, the Company does intend to conduct exploration and development activities on its properties in Mongolia and in any other properties it eventually adds to its portfolio.

EMPLOYEES

Andrew F de P Malim, our Non-executive Chairman, devotes approximately 8 hours per week to our business. Johannes Petersen, our Chief Executive Officer, and Xiaojun "Albert" Cui, our Director of Explorations, each devotes approximately 40 hours per week to our business. The Company will use a small number of consultants when needed during the development stage.

ITEM 2.  DESCRIPTION OF PROPERTY

Mineral Properties, Mongolia

The Company owns and/or has the right to acquire a series of mineral exploration licenses in Mongolia as described on the following table:

        Area Name            License #   Province        Area (Km2)      Description
------- -------------------- ----------- --------------- --------------- --------------------------------------

1.      Olon Aarg            L7551X      Dornogovi               100.14  Option Agreement to acquire 100% (1)
------- -------------------- ----------- --------------- --------------- --------------------------------------
2.      Baruun Khavtsal      L7422X      Uvs                     100.42  Option Agreement to acquire 100% (1)
------- -------------------- ----------- --------------- --------------- --------------------------------------
3.      Yamaat               L7552X      Zavkhan                 105.71  Option Agreement to acquire 100% (1)
------- -------------------- ----------- --------------- --------------- --------------------------------------
4.      Uneged Uul           L7423X      Uvs / Zavkhan            97.57  Option Agreement to acquire 100% (1)
------- -------------------- ----------- --------------- --------------- --------------------------------------
5.      Ondor Khoshuu        L8048X      Dornogovi                74.26  Option Agreement to acquire 100% (1)
------- -------------------- ----------- --------------- --------------- --------------------------------------
6.      Del-Khad             L7389X      Uvurkhangai              61.26  Owner of a 100% interest (2)
------- -------------------- ----------- --------------- --------------- --------------------------------------
7.      Oyut                 L7390X      Uvurkhangai             172.26  Owner of a 100% interest (2)
------- -------------------- ----------- --------------- --------------- --------------------------------------

(1) On January 20, 2005, the Company entered into an option agreement (the "Agreement") to acquire a 100% interest, subject to a 2% net smelter royalty, in certain mining claims located in Mongolia. To acquire its interest, the Company paid CDN$20,000 upon execution of the Agreement, and is required to pay, CDN$30,000 on or before January 20, 2006, and CDN$50,000 on or before January 20, 2007. The Company has the right to purchase the first two-thirds of the royalty interest at any time in consideration of payments of CDN$300,000 for each one-third portion. The Company also has the right of first refusal for the remaining one-third royalty interest.

(2) On June 2, 2005, the Company entered into an Exploration License Transfer Agreement. The Company acquired two mining claims in the Taragt subprovince of the Uvurkhangai Province of Mongolia. The claims were sold by Mine Info, Ltd. for a purchase price of US$19,000. The Company paid 50% of the $19,000 purchase price on June 2, 2005 and will pay the balance on successful government registration of the claim.

NORTHWEST MONGOLIA

Baruun Khavtsal (L7422X) - The field is located in Uvs Province, approximately 1300 km away from Ulaanbaatar and occupies an area of 10,042 hectares. The property is accesible via paved road all year round. This property is located within the Ozernaya terrane in northwest Mongolia and lies to the east of the International Uranium Corporation's Tsagaan Tolgoi/Shiveen Gol copper-gold project. Previous exploration work identified copper and iron occurrences.


Uneged Uul (L7423X) - The property lies on two provinces: Uvs and Zavkhan, approximately 1120 km westward of Ulaanbaatar. It covers an area of 9,757 hectares and it is located in the western part of the Hangai range within the Northern Mongolian folding system and exposed to sedimentary-volcanic complex of the north-western part of the Zavkhan structural formation. Geographically it rests within small mountains in the north uprising of the Hunguin River basin. Access to the property is via a dirt road. The area underwent geological and stratigraphic surveys at various levels.


Yammat (L7552X) - This property is located at approximately 1,070 km west of Ulaanbaatar, in Zavkhan province. It covers an area of 10,571 hectares. The exploration field is located in the western part of the Hangai mountain range within the Northern Mongolian folding system and exposed to Permian intrusive complex of the Zavkhan structural formation. Geographically it rests in the north uprising of the Zavkhan River and belongs to a high mountain zone. The area underwent geological and stratigraphic surveys at various levels.

SOUTHEASTERN MONGOLIA

Olon Aarag (L7551X) - This property rests 450 km south-eastward of Ulaanbaatar and covers an area of 10,014 hectares. It is located within the South Mongolian terrane or the South Gobi porphyry copper-gold belt. This region is known to host giant copper and gold deposits such as the Oyu Tolgoi deposit. Access to the property is possible even without the existence of roads because of the flatness of the area. Previous work by others established several copper and copper-iron occurrences and mineralized points in the property area.

Ondor Khoshuu (L8048X) - The property rests 575 km south of Ulaabatar and covers an area of 7,462 hectates. It is located within the South Mongolian terrane or the South Gobi porphyry copper-gold belt. This region is known to host giant copper and gold deposits such as the Oyu Tolgoi deposit. No significant mineralization points or occurrences were found under previous geological works. All year-round access to the property via paved roads.

CENTRAL MONGOLIA

Del Khad (L7389X) - The property is located in Uvurkhangai province at 420 km southwest of Ulaanbaatar and it covers 6,126 hectares. Access is via paved road. According to the previous exploratory work reports, lower to middle Carboniferous sedimentary rocks of the Khangain series and a late Permian to early Triassic granodiorite stock are exposed within the license area. The rocks were further intruded by granitic porphyry and rhyolite dykes. Hydrothermal alteration zones, quartz-pegmatite veins and veinlets and dykes of sub-volcanic origins with intensive silicification, pyritization, and chloritization occur around the granodiorite stock body. Gold grades of 0.01 to 8 g/t were indicated by limited samples collected from the alteration zones and quartz vein samples. These results were recorded in previous exploration reports and have not been verified by the Company.

Oyut Area (L7390X) - The property is located in Uvurkhangai province and it covers 17,226 hectares. Access is via paved road. The property is located in the Oyut area, 400 km southwest of Ulaanbaatar. Middle-upper Devonian and early Carboniferous volcanic-sedimentary rocks are widely exposed in the license area. Also quartzite, jasperoid veins, stock bodies are widely spread. Mineralization points and ancient Chinese pits were discovered previously, and six rock-chip samples were collected by the previous license holder. The unverified samples show gold grades ranging from 0.04 to 0.21 g/t in 2 samples, and a copper grade of 0.47% to 2.2 % in 4 samples. These results were recorded in previous exploration reports and have not been verified by the Company.

Mineral Properties, China

The Company intends to setup joint venture companies to hold exploration permits to explore and develop mineral properties in the People's Republic of China. At this time, the Company has not entered into any joint ventures, received or contributed any funds to any joint ventures.

At this time. the Company has signed three letters of intent (the "Letters of Intent") to enter into joint ventures for gold exploration and potential development on a choice of properties located in Shaanxi Province, China (the "Permits"). The Letters of Intent anticipate that the Company will contribute cash to the joint ventures, while the other parties to the joint ventures would contribute permits for exploration and development on an aggregate of up to twenty (20) exploration license areas. The government of China owns the properties to which the Permits relate. The Permits grant the right to the mineral resources found below the surface of the properties. The Letters of Intent contemplate two phases of activities: the exploration phase and the development phase. The development phase is contingent on, and will not proceed unless there are, positive results from the exploration phase.

Letters of Intent

On February 24, 2004, the Company's wholly-owned subsidiary Dragon Minerals Inc. ("DMI") entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province ("Bureau") in China to form a Sino-Foreign cooperative joint venture companies for the exploration and development of up to twelve properties located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Bureau would contribute the Permits and their previous exploratory findings.

On March 1, 2004, DMI entered into a Letter of Intent with the Northwest Geology and Exploration Bureau for Nonferrous Metals Party ("Northwest") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of a property located in Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Northwest would contribute the Permit and their previous exploratory findings.

On March 15, 2005, the Company entered into a Letter of Intent with the Hanzhong Geological Brigade of the Bureau of Geology & Mineral Exploration of Shaanxi Province, China ("Hanzhong") to form Sino-Foreign cooperative joint venture companies for the exploration and development of up to seven properties located in Hanzhong, Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Hanzhong would contribute the Exploration Permit and their previous exploratory findings.

The Company has not currently entered into any definitive agreements or joint ventures in regard to the above mentioned properties in China. The Company is conducting an evaluation of those properties and discussing potential terms of cooperation with the Bureau, Northwest and Hanzhong regarding contributions of the properties and the Company's contribution of cash. Currently, the joint ventures have not been formed, the Company has not raised or contributed any cash, none of the properties have been contributed, and there is no program of exploration and development. In the event of the formation of joint venture companies, the Company will be required to contribute cash to the joint ventures on a continuing basis, however, the amount of continued capital commitment required by the Company is not known at this time.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings, pending or threatened, which it is a party to.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Since the acquisition of Dragon Minerals Holdings Inc., and Subsidiaries and adoption of our current business plan in July 2004, our Common Stock has been listed on the over-the-counter electronic bulletin board ("OTCBB") under the symbol "DRGO.OB". The following table sets forth the range of high and low bid prices for each quarter since July 2004

                                                        High        Low

Year Ended March 31, 2005

         Fourth Quarter..............................   $1.37       $0.58
         Third Quarter...............................    0.83        0.59
         Second Quarter*.............................    1.00        0.60
         *The quarter ending September 30, 2004

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations give effect to a seven-for-one stock split effective June 14, 2004.

At June 30, 2005, the closing bid price of the Common Stock was $0.24.

As of June 30, 2005, we estimate that there were in excess of 300 beneficial holders of our Common Stock.

During the fourth quarter of the year ended March 31, 2005, we issued 399,930 shares of common stock to various non-U.S. investors for $199,965. The issuances of shares between March 2003 and August 2003 were made exclusively to foreign persons with no U.S. selling efforts pursuant to the provisions of Regulation S.

We have not paid dividends in the past and we intend to retain earnings, if any, and will not pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as the board of directors may deem relevant.


ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PLAN OF OPERATION

In Mongolia, the Company intends to further explore some or all of its properties over the next twelve months. The Company is preparing a revised exploration plan to continue exploring some or all of its properties in Mongolia within the next twelve months. The Company can give no assurances that the Company will be able to raise sufficient funding to carry out the exploration activities in any of these areas, that the Company will explore the properties covered by the licenses, or if explored that the properties will contain any mineral reserves. The Company anticipates that its exploration activities in Mongolia over the next 12 months would consist of three steps:

i) Location or confirmation of targets and anomalies - Geochemical sampling, detailed geological mapping and geophysical survey (IP or magnetic survey).
ii)    Verification of anomalies - Trenching and Sampling
iii) Testing of targets and anomalies - Pilot drilling and further geological and geophysical surveys.

In China, the Company has entered into three (3) letters of intent that could eventually lead to the formation of Sino-Foreign Joint Venture Companies. The Company is in continued negotiations with the other parties to the letters of intent. Currently, the joint ventures have not been formed, the Company has not contributed any cash, none of the properties have been contributed, and there is no program of exploration and development on the referred properties. There can be no assurance that the Company will enter into any definitive agreements or joint ventures, that the Company will make any cash contributions or that other parties to the letters of intent will contribute any property. If joint venture companies were to be formed within the next 12 months, the Company anticipates the need for a substantial amount of additional financing. Additionally, the Company can give no assurance that this substantial amount of additional financing will be available on favorable terms, if at all.

In addition, the Company anticipates acquiring rights to explore and develop other properties in other regions as viable opportunities arise, all of which would demand additional funding.

Taking into account the aforementioned factors, the Company can satisfy its cash requirements for the next six (6) months. The Company believes it can continue for approximately six (6) months if no additional financing is raised, due to the $200,000 the Company has raised throughout the last three (3) months in connection with offshore subscription agreements, and will require approximately $500,000 of additional financing to continue its activities for the next twelve
(12) months, which does not include any additional amounts which would be required for the formation of joint ventures in China, which the Company anticipates being substantial. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for the Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail, scale back or forgo its operations.

The Company does not expect to purchase any plant or significant equipment during the next twelve months. The Company will heavily rely on contract labor to conduct its operations and does not expect a significant change in the number of employees during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

The company does not currently participate in any off balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

                          Dragon Gold Resources, Inc.
                      (formerly Folix Technologies, Inc.)
                         (An Exploration Stage Company)


                                                                    Index

Report of Independent Registered Public Accounting Firm...............F-1

Consolidated Balance Sheets...........................................F-2

Consolidated Statements of Operations.................................F-3

Consolidated Statements of Cash Flows.................................F-4

Consolidated Statement of Stockholders' Equity........................F-5

Notes to the Consolidated Financial Statements........................F-6

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Dragon Gold Resources, Inc.


We have audited the accompanying balance sheet of Dragon Gold Resources, Inc. (the "Company") as of March 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dragon Gold Resources, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has never generated any revenue and has suffered recurring losses from operations and at March 31, 2005 is in a negative working capital position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Houston, Texas
June 21, 2005

    (The accompanying notes are an integral part of the financial statements)

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)


                                                                                 March 31,             March 31,
                                                                                   2005                 2004
                                                                                    $                     $

Assets

Current Assets

Cash                                                                              11,280              101,029
Prepaid expenses and deposits                                                      7,806                    -
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Total Current Assets                                                              19,086              101,029

Intangible Assets (Note 3)                                                        12,813                    -
Property and Equipment (Note 4)                                                    4,536                    -
-----------------------------------------------------------------------------------------------------------------

Total Assets                                                                      36,435              101,029
-----------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                                  17,484                1,478
Accrued liabilities                                                               16,899               10,176
Due to related parties (Note 6(a))                                                 1,153                6,388
-----------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                         35,536               18,042
-----------------------------------------------------------------------------------------------------------------

Commitments (Note 1 and 10)

Stockholders' Equity

Common Stock,
500,000,000 common shares authorized with a par value of $0.001,
51,321,724 common shares issued and outstanding (2004 - 50,396,794 shares)        51,322               50,397

Additional Paid In Capital                                                       643,262               60,472

Stock Subscription Receivable                                                   (100,000)                   -

Deferred Compensation                                                            (17,188)                   -

Deficit Accumulated During the Exploration Stage                                (576,497)             (27,882)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                           899               82,987
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                        36,435              101,029
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------


Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

                                                                                      Accumulated From
                                                           Year Ended              December 13, 2000 (Date
                                                                                     of Inception) to
                                                  ---------------------------     --------------------------
                                                   March 31,         March 31,           March 31,
                                                      2005             2004                 2005
                                                       $                 $                   $

Revenue                                                -                -                         -
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Expenses

   Accounting and audit                           27,720            8,600                   39,320
   Depreciation and amortization                   2,979                -                    2,979
   Consulting (Note 6(b))                        132,416            1,200                  137,616
   Foreign exchange                                1,959              139                    2,173
   General and administrative                     18,379            3,132                   23,488
   Legal and organizational                       47,869            4,598                   53,437
   Mineral property costs                        200,803                -                  200,803
   Rent and utilities                             28,844                -                   28,844
   Travel and promotion                           88,646               24                   88,837
-----------------------------------------------------------------------------------------------------

Total Expenses                                   549,615           17,693                   577,497
-----------------------------------------------------------------------------------------------------

Gain on sale of assets                            (1,000)             --                    (1,000)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Net Loss for the Period                         (548,615)        (17,693)                 (576,497)
-----------------------------------------------------------------------------------------------------


Net Loss Per Share - Basic and Diluted             (0.01)             -
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding           53,040,000     47,145,000
-----------------------------------------------------------------------------------------------------



                                       F-4


    (The accompanying notes are an integral part of the financial statements)

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

                                                                         Accumulated From
                                                                              Year Ended                 December 13, 2000
                                                                  ------------------------------------
                                                                                                      (Date of Inception) to
                                                                  ------------------------------------
                                                                       March 31,          March 31,           March 31,
                                                                         2005              2004                2005
                                                                          $                 $                   $


Cash Flows to Operating Activities

Net loss for the period                                                    (548,615)          (17,693)         (576,497)

Adjustments to reconcile net loss to net cash used
In operating activities
   Depreciation and amortization                                              2,979                 -             2,979
   Deferred compensation                                                    (17,188)                -           (17,188)
   Shares issued to settle expenses                                               -                 -             5,070
   Shares issued for services                                                18,750                 -            18,750
   Shares issued for mineral property costs                                 165,000                 -           165,000

Change in operating assets and liabilities
(Increase) decrease in deposits and prepaid expenses                         (7,806)               32            (7,806)
Increase in accounts payable and accrued liabilities                         22,729             8,654            34,383
Increase in amounts due to related parties                                   (5,235)              680            (3,883)
-------------------------------------------------------------------------------------------------------------------------------
-                                                                                                   -
Net Cash Used in Operating Activities                                      (369,386)           (8,327)         (379,192)
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities

      Purchase of property and equipment                                     (5,328)             -               (5,328)
      Purchase of intangible assets                                         (15,000)             -              (15,000)
-------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                       (20,328)             -              (20,328)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Proceeds from related party loan                                                  -            12,745            12,745
Proceeds from issuance of common shares                                     299,965            96,524           398,055
-------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                   299,965           109,269           410,800
-------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                 (89,749)          100,942            11,280

Cash - beginning of period                                                  101,029                87                 -
-------------------------------------------------------------------------------------------------------------------------------

Cash - end of period                                                         11,280           101,029            11,280
-------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures
     Interest paid                                                                -                 -                 -
     Income tax paid                                                              -                 -                 -

Non-Cash Financing Activities

   Issuance of common stock for asset purchase                                    -                 -               100
   Issuance of common stock for payment of expenses                               -                 -             4,970
   Issuance of common stock for acquisition of subsidiary                   165,000                 -           165,000
   Issuance of common stock for settlement of related party loans                 -             7,708             7,708
-------------------------------------------------------------------------------------------------------------------------------


Dragon Gold Resources, Inc.
(Formerly Folix Technologies, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity
From December 13, 2000 (Date of Inception) to March 31, 2005
(expressed in U.S. dollars)


                                                                                                       Deficit
                                                           Additional                                Accumulated
                                                            Paid In       Stock                       During the
                                                            Capital   Subscription     Deferred      Development
                                      Shares      Amount   (Discount)  Receivable    Compensation       Stage         Total
                                         #           $         $            $              $              $             $

Balance - December 13, 2000 (Date
of Inception)                                  -          -         -          -               -                -           -

Common stock issued for cash          10,962,000     10,962    (9,396)         -               -                -       1,566

Common stock issued for
organizational expenses                6,790,000      6,790    (5,820)         -               -                -         970

Common stock issued for asset
purchase                                 700,000        700      (600)         -               -                -         100

Net loss for the period                        -          -         -          -               -           (3,437)     (3,437)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2001              18,452,000     18,452   (15,816)         -               -           (3,437)       (801)

Common stock issued for services      28,000,000     28,000   (24,000)         -               -                -       4,000

Net loss for the year                          -          -         -          -               -           (5,508)     (5,508)
-------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2002              46,452,000     46,452   (39,816)         -               -           (8,945)     (2,309)

Net loss for the year                          -          -         -          -               -           (1,244)     (1,244)
-------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2003              46,452,000     46,452   (39,816)         -               -          (10,189)     (3,553)

Common stock issued for cash, net
of offering costs of $8,476            3,675,000      3,675    92,849          -               -                -      96,524

Common stock issued for debt
settlement                               269,794        270     7,439          -               -                -       7,709

Net loss for the year                          -          -         -          -               -          (17,693)    (17,693)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2004              50,396,794     50,397    60,472          -               -          (27,882)     82,987

Cancellation of common stock by
former Director                      (16,400,000)   (16,400)   16,400          -               -                -           -

Common stock issued for
acquisition of subsidiary             16,500,000     16,500   148,500          -               -                -     165,000

Common stock issued for cash             799,930        800   399,165  (100,000)               -                -     299,965

Stock issued for services                 25,000         25    18,725          -       (17,188)                 -       1,562

Net loss for the year                          -          -         -          -               -         (548,615)   (548,615)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2005              51,321,724     51,322   643,262    (100,000)      (17,188)         (576,497)        899
-------------------------------------------------------------------------------------------------------------------------------





1.       Development Stage Company

     Dragon Gold Resources, Inc. (the "Company") was incorporated in the State of Nevada, U.S.A. on December 13, 2000 under the name "Folix Technologies, Inc." Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc. The Company's principal business was the development of a Linux based application server and thin client computing systems. During the year ended March 31, 2005, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. ("DMHI"), a private British Virgin Island company. DMHI is involved in mineral property acquisition and exploration in China. Refer to Note 5.

     The Company was previously in the development stage as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises" related to its Linux based business. The Company changed to the exploration stage during the year ended March 31, 2005 with the acquisition of its interest in Dragon Minerals Holdings, Inc. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As of March 31 2005, the Company has accumulated losses of $576,497 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern

2.       Summary of Significant Accounting Policies

(a)      Basis of Presentation

         These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These financial statements include the accounts of the Company and its wholly-owned subsidiary, Dragon Minerals Holdings Inc. ("DMHI"). DMHI owns four
         wholly-owned  subsidiaries,  Dragon Minerals, Inc.,  Dragon   Minerals-
         Shiquan Inc., Dragon Minerals-Taiyu Inc., and Dragon Minerals-Xunyang Inc. All intercompany transactions and balances have been eliminated in consolidation.

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

         The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are undertaken primarily in Canadian dollars, Chinese Yuan and British pounds. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.
(e)      Income Taxes

         The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

2.       Summary of Significant Accounting Policies (continued)

(f)      Basic and Diluted Net Income (Loss) Per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares if their effect is anti dilutive.

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

(h)      Concentrations of Credit Risk

         The Company maintains its cash in well known banks selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

(i)      Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2005 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(j)      Mineral Property Costs

         The Company has been in the exploration stage since its acquisition of Dragon Minerals Holdings, Inc. on July 15, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(k)      Website Development Costs

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

(l)      Property and Equipment

         Property and equipment consists of computer hardware and is recorded at cost. The computer hardware is being amortized on a straight-line basis over its estimated life of three years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the account, and any gain or loss is included in operations.

(m)      Long-Lived Assets

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

(n)      Stock-Based Compensation

         The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees". The Company provides disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation".

(o)      Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment", which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, recognized in the financial statements based on the grant date fair value of the award. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The effect on the Company's results of operations or financial position from adoption of this standard has not yet been determined.


3.   Intangible Assets

                                                                       March 31,         March 31,
                                                                          2005             2004
                                                     Accumulated      Net Carrying     Net Carrying
                                      Cost          Amortization         Value             Value
                                        $                 $                $                 $

         Website development costs    15,000            2,187            12,813                -
         ----------------------------------------------------------------------------------------------



4.   Property and Equipment
                                                                       March 31,         March 31,
                                                                          2005             2004
                                                     Accumulated      Net Carrying     Net Carrying
                                      Cost          Amortization         Value             Value
                                        $                 $                $                 $

         Computer equipment            5,328              792             4,536                -
         ----------------------------------------------------------------------------------------------


5.       Acquisition of Business

     On July 15, 2004, the Company purchased 100% of the issued and outstanding common shares of Dragon Minerals Holdings Inc. ("DMHI"), a private British Virgin Islands company. DMHI owns 100% of the issued and outstanding common shares of Dragon Minerals Inc. ("DMI"), a private British Virgin Islands company. Accordingly, the results of operations for DMHI have been included in the accompanying consolidated financial statements from the date of acquisition. DMI is involved in mineral property acquisition and exploration in China. The purchase price was $184,579 which included the issue of 16,500,000 common shares at a fair value of $165,000, acquisition costs of $12,235 and negative book value of DMHI of $7,344. The Company used the purchase method of accounting for this acquisition and the purchase price was allocated to mineral property costs through a charge to operations.

6.        Related Party Transactions

a) The amounts due to related parties of $1,153 represents expenses of $159 (March 31, 2004 - $6,388) paid on behalf of the Company by a former Director and $994 paid on behalf of the Company by current directors. The amounts due are non-interest bearing, unsecured and have no specific terms of repayment.

b) During the year ended March 31, 2005, the Company paid $95,000 (2004 - $1,200) for consulting services performed by a director of the Company, $8,000 for consulting services performed by a former director of the Company and $27,853 for consulting services provided by a company owned by a significant shareholder of the Company.

c) On July 19, 2004 the Company sold to a former director, all rights related to the Linux based application server and thin client computing system business plan in consideration for $1,000, which is included in the statement of operations as a gain on sale of assets.

7.        Mineral Properties

(a) On February 24, 2004, the Company's wholly-owned subsidiary Dragon Minerals Inc. ("DMI") entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province ("Bureau") in China to form a Sino-Foreign cooperative joint venture companies for the exploration and development of up to twelve properties located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Bureau would contribute the Permits and their previous exploratory findings.

(b) On March 1, 2004, DMI entered into a Letter of Intent with the Northwest Geology and Exploration Bureau for Nonferrous Metals Party ("Party") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of a property located in Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Party would contribute the Permit and their previous exploratory findings.

(c) On January 20, 2005, the Company entered into an option agreement (the "Agreement") to acquire a 100% interest, subject to a 2% net smelter royalty, in certain mining claims located in Mongolia. To acquire its interest, the Company paid CDN$20,000 upon execution of the Agreement, and is required to pay, CDN$30,000 on or before January 20, 2006, and CDN$50,000 on or before January 20, 2007. The Company has the right to purchase the first two-thirds of the royalty interest at any time in consideration of payments of CDN$300,000 for each one-third portion. The Company also has the right of first refusal for the remaining one-third royalty interest.

(d) On March 15, 2005, the Company entered into a Letter of Intent with the Hanzhong Geological Brigade of the Bureau of Geology & Mineral Exploration of Shaanxi Province, China ("Brigade") to form Sino-Foreign cooperative joint venture companies for the exploration and development of up to seven properties located in Hanzhong, Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Brigade would contribute the Exploration Permit and their previous exploratory findings.

8.        Common shares

(a) On March 30, 2005, the Company issued 200,000 shares of common stock at $0.50 per share for cash proceeds of $100,000, which was received on April 1, 2005.

(b) On March 3, 2005, the Company issued 25,000 shares of common stock at $0.75 per share in consideration for consulting services rendered and to be rendered. These shares were valued based upon the closing price of the Company's stock.

(c) On January 31, 2005, the Company issued 199,930 shares of common stock at $0.50 per share for cash proceeds of $99,965. (d) On September 6, 2004, the Company cancelled 16,400,000 shares of common stock owned by a former Director. (e) On August 16, 2004, the Company issued 400,000 shares of common stock at $0.50 per share for cash proceeds of $200,000. (f) On July 15, 2004, the Company acquired 100% of the issued and outstanding common stock of Dragon Minerals Holdings Inc., in exchange for 16,500,000 shares of common stock of the Company. Refer to Note 5.

(g) On June 14, 2004, the Company completed a forward split of its common stock on a seven for one basis whereas every share of fully paid common stock issued and outstanding immediately prior to the forward split was changed into seven new shares of common stock of the Company. All share amounts have been retroactively adjusted for all periods presented. The increase in common stock was accounted for as a reduction in additional paid in capital for all periods presented. Additionally, the authorized common stock was increased to 500,000,000 shares of common stock and the par value was re-authorized at $0.001 per common share.

9.        Commitments

(a) During the year ended March 31, 2005, the Company entered into a consulting agreement ("the Agreement") with a company owned by a significant shareholder of the Company, for management and geological services. The Agreement is for a period of one year commencing October 1, 2004 at CDN$5,625 per month. Either side can terminate the Agreement with 60 days written notice. This Agreement was replaced on April 1, 2005 by a consulting agreement which increases the monthly fee to CDN$6,875 per month. Refer to
          Note 12(d).

(b) During the year ended March 31, 2005, the Company entered into a consulting agreement ("the Agreement") with an investor relations company. The Agreement was for a period of three months commencing December 1, 2004 at CDN$10,000 per month.

(c) On January 20, 2005, the Company entered into an option agreement to acquire a 100% interest, subject to a 2% net smelter royalty, in certain mining claims located in Mongolia. Refer to Note 7 (c).

(d) On March 3, 2005, the Company entered into an agreement to issue 50,000 shares of common stock to an individual in exchange for consulting services to be rendered over a two year period. Upon execution of the agreement, the Company issued 25,000 shares of common stock and will issue the remaining 25,000 shares within 30 days after the end of the first year of service.

10.       Income Tax

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. The Company has net operating loss carry forwards of approximately $410,000, which expire beginning in 2020. Under the provisions of Section 382 of the Internal Revenue Code, any significant ownership change in the Company could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and liabilities and the related tax effects at March 31, 2005 and 2004 are as follows:


                                                March 31,      March 31,
                                                  2005           2004
                                                    $              $

      Deferred tax assets:
         Net operating losses                     139,378         9,520
         Valuation allowance                    (139,378)        (9,520)
   ----------------------------------------- ------------- ----------------
   ----------------------------------------- ------------- ----------------

      Total deferred tax assets                        --            --
   ----------------------------------------- ------------- ----------------
   ----------------------------------------- ------------- ----------------

      Deferred tax liability                           --            --
   ----------------------------------------- ------------- ----------------
   ----------------------------------------- ------------- ----------------

      Net deferred tax asset (liability)               --            --
   ----------------------------------------- ------------- ----------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended March 31, 2005 and 2004 is as follows:

                                                                March 31, 2005             March 31, 2004
                                                                   Amount        %           Amount         %

         Provision (benefit) for income tax at federal
            statutory rate                                     $(186,529)     (34.0)         $(6,016)    (34.0)
         Increase (decrease) in valuation allowance               129,858       23.7            6,016      34.0
         Non-deductible mineral property expense                   56,100       10.2                -         -
         Non-deductible compensation expense                          571        0.1                -         -
----------------------------------------------------------     ------------   -------        ---------    ------

                                                                  $     -          -         $      -         -
                                                               ============   =======        =========    ======

11.      Subsequent Events

a) On May 12, 2005, the Company entered into a five-year employment agreement for the position of Chairman Non-Executive (the "Employee") for the provision of services for 52 days per year in consideration for an annual salary of $60,000. The Company will pay $500 per day for each day in excess of 52 days. The Employee will receive 1,000,000 shares of common stock of the Company upon execution of the agreement. The Company will also grant stock options to acquire 3,000,000 shares of common stock for a term of 5 years, exercisable at $0.366 per share. One-third of the options vest each year, for the first three years, on the anniversary date of the agreement.

b) On April 1, 2005, the Company received the proceeds from the stock subscription receivable of $100,000.

c) On May 17, 2005, the Company entered into a stock subscription agreement whereby the Company will issue 400,000 shares of common stock at $0.25 per share for cash proceeds of $100,000.

d) On April 1, 2005, the Company entered into a consulting agreement ("the Agreement") with a company owned by a significant shareholder of the Company, for management and geological services. The Agreement is for a period of one year commencing April 1, 2005 at CDN$6,875 per month. This Agreement replaces in full a previous agreement for CDN$5,625 per month signed on October 1, 2004 (Refer to Note 10(a)). Either side can terminate the Agreement with 60 days written notice

The financial statements for the fiscal year ended March 31, 2004, audited by Manning Elliot, Chartered Accountants, and the comparative financial statements for the fiscal year ended March 31, 2003, and the period from December 13, 2000 (Date of Inception) to March 31, 2003, audited by Lancaster & David, Chartered Accountants, are included herein.

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

Dragon Gold Resources, Inc.
(Formerly Folix  Technologies,  Inc.)
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)

                                                                      March 31,            March 31,
                                                                         2004                 2003
                                                                     -----------          -----------

Assets

Current Assets

Cash                                                                  101,029                     87
Amount due from related party                                               -                     64
Deposits                                                                    -                     32

Total Assets                                                          101,029                    183


Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts payable                                                        1,478                      -
Accrued liabilities                                                    10,176                  3,000
Due to related parties (Note 4)                                         6,388                    736

Total Current Liabilities                                              18,042                  3,736

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





    (The accompanying notes are an integral part of the financial statements)

Dragon Gold Resources, Inc.
(Formerly Folix  Technologies,  Inc.)
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)


                                                Accumulated From
                                            Year               Year           December 13, 2000
                                           Ended               Ended         (Date of Inception)
                                          March 31,            March 31,         to March 31,
                                            2004                2003                 2004

Revenue                                     -                     -                     -

Expenses

Accounting and audit                    8,600                 1,000                11,600
Bank charges                              308                    23                   380
Consulting (Note 4(c))                  1,200                     -                 5,200
Foreign exchange                          139                    21                   214
Investor relations                      1,307                     -                 1,307
Legal and organizational                4,598                     -                 5,568
Office and telephone                      838                   200                 1,363
Transfer agent and filing fees            679                     -                   679
Travel and promotion                       24                     -                   191
Write-off of assets                         -                     -                 1,380
                                       17,693                 1,244                27,882
Net Loss for the Period               (17,693)               (1,244)              (27,882)

Net Loss Per Share - Basic and Diluted      -                     -

Weighted Average Shares Outstanding47,145,000            46,452,000


    (The accompanying notes are an integral part of the financial statements)

Dragon Gold Resources, Inc.
(Formerly Folix  Technologies,  Inc.)
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)



                                                                                          Accumulated From
                                                Year                Year                 December 13, 2000
                                                Ended               Ended                (Date of Inception)
                                                March 31,           March 31,                to March 31,
                                                 2004                2003                       2004

Cash Flows to Operating Activities

Net loss for the period                        (17,693)             (1,244)                   (27,882)

Adjustments to reconcile net loss to cash

Expenses settled with issuance of stock              -                  -                       5,070

Change in operating assets and liabilities
Decrease in prepaid deposit                         32                  -                           -
Increase in accounts payable and accrued
liabilities                                      8,654              1,000                      11,654
Increase in amounts due to related parties         680                263                       1,352
- -
Net Cash Provided by (Used in) Operating
Activities                                      (8,327)                19                      (9,806)

Cash Flows from Financing Activities

Proceeds from related party loans               12,745                 -                       12,745
Proceeds from issuance of common shares, net    96,524                 -                       98,090

Net Cash Provided by Financing Activities      109,269                 -                      110,835

Increase in cash                               100,942                19                      101,029

Cash - beginning of period                          87                68                            -

Cash - end of period                           101,029                87                      101,029

Non-Cash Financing Activities

Common stock issued for asset purchase               -                 -                         100
Common stock issued for related party debt
settlement                                       7,708                 -                       7,708
Common stock issued for payment of expenses          -                 -                       4,970

Supplemental Disclosures

Interest paid                                        -                 -                           -
Income tax paid                                      -                 -                           -



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

5. Income Tax (continued)

The components of the net deferred tax asset at March 31, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                           2004           2003
               Net Operating Loss         17,693          1,244

               Statutory Tax Rate             34%            34%

               Effective Tax Rate              -              -

               Deferred Tax Asset          6,016            423

               Valuation Allowance        (6,016)          (423)

               Net Deferred Tax Asset          -              -



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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 8, 2005, the Registrant terminated the engagement of Manning Elliot, Chartered Accountants from its position as the Company's independent accountants.

The audit report of Manning Elliot, on June 2, 2004, for the year ended March 31, 2004 contained no adverse opinion, disclaimer of opinion or modification of the opinion except for concerns expressed about the Company's ability to continue as a going concern..

The Registrant's Board of Directors participated in and approved the decision to change independent accountants.

In connection with its audit for the most recent fiscal year and the interim period until the date of dismissal, there have been no disagreements with Manning Elliot, Chartered Accountants on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Manning Elliot, Chartered Accountants would have caused them to make reference thereto in their report on the financial statements.

During the most recent fiscal year and the interim period until the date of dismissal , there have been no reportable events (as defined in Regulation S-K
Item 304 (a)(1)(v)).

The Registrant requested that Manning Elliot, Chartered Accountants furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as an Exhibit to the Form 8-K filed on April 13, 2005.

New independent accountants

On April 8, 2005, the Registrant engaged Ham, Langston, & Brezina, L.L.P. to audit its financial statements for the year ended March 31, 2005. During the two most recent fiscal years and through March 31, 2005, the Registrant has not consulted with Ham, Langston, & Brezina, L.L.P regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and no written report or oral advice was provided to the Registrant by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

In July 2004, the Company's management offices were relocated to London, England and the Company significantly reduced its affiliation with Vancouver, BC. In addition, the Company's legal counsel is headquartered in Houston, Texas. Considering these facts, the Company selected a Certifying Accounting Firm in Houston, Texas to act as its new independent accountants.

ITEM 8A. MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is management's responsibility to establish and maintain adequate internal control over financial reporting.

As of the end of the year covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CFO/CEO, concluded that our disclosure controls and procedures were effective, and that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

 During the period covered by this report there have been no changes in internal control over financial reporting.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name                       Age              Title

Johannes Petersen          32       Chief Executive Officer, Chief Financial
                                    Officer, and Director
Xiaojun "Albert" Cui       33       Director

Each of the directors has been elected to serve until the next annual meeting of the directors by the shareholders or until their respective successors have been duly elected and shall have qualified.

Johannes Petersen was elected Chief Executive Officer, Chief Financial Officer, and Director on July 15, 2004. Mr. Petersen holds an MBA from the London Business School (England) with a concentration in Finance, and a BSc in Economics from Universidad del Pacifico (Peru). He has previously covered a variety of positions, ranging from fixed income and currency trading, to managerial roles. He has also worked in business development and business planning for private and public companies, with an emphasis in the resources industry. From April of 1999 until July of 2001 Mr. Petersen was Managing Director of a commodity export brokerage firm in Peru. From 2001 through 2003, Mr. Petersen attended business school in London. In August 2003 Mr. Petersen performed independent consulting and business planning for natural resources industry companies and other organizations.

Xiaojun "Albert" Cui was elected as a Director on July 15, 2004. Mr Cui holds a BSc in Geology from China University of Geosciences - Wuhan, an MSc from Beijing University and a PhD in Geology from University of Missouri - Columbia. Mr Cui has ample experience in geological surveys, mineral exploration and exploitation. He has also conducted front-edge geological research in various geological fields and has written numerous publications in first level international scientific journals. From 2002 through 2004, he worked as a postdoctoral research fellow for the University of British Columbia in Canada. From 1997 through 2002, he worked as a research assistant at the University of Missouri - Columbia, USA.


ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended March 31, 2005 of each person who served as the Company's Chief Executive Officer during fiscal 2004 and the four other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended March 31, 2005 and 2004 (the "Named Officers").


                                                                      Long-Term Compensation
                       Annual Compensation Awards Payouts
  Name and                                                     Restricted    Securities
  Principal                                    Other Annual       Stock      Underlying    LTIP          All Other
  Position     Year*     Salary      Bonus     Compensation      Awards        Options      Payouts    Compensation
-------------- ------- ------------ -------- ----------------- ------------ -------------- ---------- ----------------

Johannes
Petersen         2005      $95,000        -                 -            -              -          -                -
                                 -        -                 -            -              -          -                -
Xiaojun Cui      2004      $27,853        -                 -            -              -          -                -
                 2005

*Represents the fiscal year ended March 31

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no compensation plans, or individual compensation arrangements of the small business issuer as of March 31, 2005 and 2004.

As of March 31, 2005 Mr. Johannes Petersen owned 1,000,000 shares of common stock. As of March 31, 2005, Mr Xiaojun "Albert" Cui owned 1,500,000 shares of common stock.

As of March 31, 2005, Mr Raoul Tsakok owned 11,500,000 shares of common stock equivalent to 21.6% of the outstanding common stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company has a management consulting agreement in place with Sagit Investments Management Inc for managerial and geological consulting services. Sagit Investment Management Ltd is a company owned by Mr Raoul Tsakok a major shareholder of the Company. For the year ended March 31, 2005, the company paid $27,853 for consulting services provided by this company.

The Company owes, to related parties, $1,153 representing expenses of $159 (March 31, 2004 - $6,388) paid on behalf of the Company by a former Director and $994 paid on behalf of the Company by current directors. The amounts due are non-interest bearing, unsecured and have no specific terms of repayment.

During the year ended March 31, 2005, the Company paid $95,000 for consulting services performed by a director of the Company, and $8,000 for consulting services performed by a former director of the Company.

On July 19, 2004 the Company sold to a former director, all rights related to the Linux based application server and thin client computing system business plan in consideration for $1,000, which is included in the statement of operations as a gain on sale of assets.

No other relationships existed and no other related transactions occurred that require disclosure under Reg. ss.228.404.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

3.1          Articles  of  Incorporation    (1)

3.2          Certificate  of  Amendment     (2)

3.3          By-Laws  (1)

10.1         Business  Plan  Purchase  Agreement  (1)

16.1         Letter  from  Manning  Elliott,
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

(3)  Filed  as  Exhibits 16.1  and  16.2 to report on Form 8-K filed on April 8,
     2005,  and  incorporated  herein  by  reference.

*    Filed  herewith  as  an  exhibit.

The Company filed the following reports on Form 8-K during the last quarter of the year ended March 31, 2005:

January 25, 2005 - Entry into a material definitive agreement - On January 20, 2005, the Company entered into an Option Agreement with Jaroslav Ruza, to purchase an option to acquire a 100% right, title and interest in the Optionor's mining claims.

February 4, 2005 - Unregistered Sales of Equity Securities - On January 31, 2005 the Company agreed to issue 199,930 restricted shares of the Company's common stock to Paramount, in a transaction not registered under the Securities Act of 1933. The Company claims an exemption from registration afforded by Regulation S.

March 9, 2005 - Other Events - Effective as of March 3, 2005, the Company entered into a consulting agreement with Mr. Minghe Chen. Mr. Minghe Chen for a two year period. Compensation is 50,000 shares of Company stock vesting pro rata over the life of the contract.

March 21, 2005 - Other Events - On March 15, 2005 Dragon Gold Resources, Inc. (the "Company") agreed to form a Sino-foreign joint venture company to carry out gold exploration and development with the Hanzhong Geological Brigade of the Bureau of Geology & Mineral Exploration of Shaanxi Province, China (the "Brigade"). Under this agreement, the Company will contribute cash for the exploration and development of properties contributed by the Brigade.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 8, 2005, the Company engaged Ham, Langston, & Brezina, LLP in Houston, Texas to audit its financial statements for the year ended March 31, 2005. For their auditing services, the Company paid US$9,000. The previous annual audit had been conducted by Manning Elliot Chartered Accountants in Vancouver, Canada. The fee for audit services paid to Manning Elliot Chartered Accountants for the year ended March 31, 2004 was $3,000.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DRAGON GOLD RESOURCES, INC.


                                   By:
                                   Johannes Petersen
                                   Executive Officer & Chief Financial Officer
Dated: July 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                       Title                              Date

Johannes Petersen          Chief Executive Officer            July 14, 2005
                           Chief Financial Officer &
                           Director

                                 CERTIFICATIONS

I, Johannes Petersen, certify that:

1. I have reviewed this annual report on Form 10-KSB of Dragon Gold Resources, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 14, 2005

By: /s/ Johannes Petersen
Johannes Petersen
Chief Executive Officer
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------------------------------
I, Johannes Petersen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Dragon Gold Resources, Inc. on Form 10-KSB for the annual period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Dragon Gold Resources, Inc.


By: /s/ Johannes Petersen
----------------------------
Name: Johannes Petersen
Title: Chief Executive Officer
& Chief Financial Officer


July 14, 2005