Form 10QSB/A
period 2004-06-30
Dragon Gold Resources, Inc.
filed 2005-07-22
CIK 1229089

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

                        COMMISSION FILE NUMBER 000-50541

                           DRAGON GOLD RESOURCES, INC.
                 (Name of small business issuer in its charter)

                NEVADA                                         88-0507007
----------------------------------------                ------------------------
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

Statements of Operations                                        F-2

Statements of Cash Flows                                        F-3

Notes to the Financial Statements                               F-4

Dragon Gold Resources, Inc.
(Formerly Folix Technologies, Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                            June 30,   March 31,
                                                               2004       2004
                                                                 $          $
                                                            (Unaudited)
(Audited)

Assets

Current Assets

Cash                                                         55,912    101,029
-------------------------------------------------------------------------------
Total Current Assets                                         55,912    101,029

Deferred Financing Costs (Note 5)                            12,235          -
-------------------------------------------------------------------------------
Total Assets                                                 68,147    101,029
===============================================================================

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                845      1,478
Accrued liabilities                                           4,950     10,176
Due to related parties (Note 4)                                 159      6,388
-------------------------------------------------------------------------------
Total Current Liabilities                                     5,954     18,042
-------------------------------------------------------------------------------
Commitments (Note 1)

Stockholders' Equity

Common Stock, 500,000,000 common shares
authorized with a par value of $0.001,
50,396,794 common shares
issued and outstanding                                       50,397     50,397

Additional Paid In Capital                                   60,472     60,472

Deficit Accumulated During the Development Stage            (48,676)   (27,882)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                   62,193     82,987
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                   68,147    101,029
===============================================================================


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

ITEM  3.   CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. We did not experience any changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                               DRAGON  GOLD  RESOURCES,  INC.
                                               (Registrant)
                                               By:  /s/  Johannes  Petersen
                                                    -------------------------
                                               Johannes  Petersen
Dated:  July 21, 2005                          Chief Executive Officer and
                                               Chief Financial Officer

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

DATE:  July 21, 2005


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

DATE:  July 21, 2005

                                   BY:  /S/  JOHANNES  PETERSEN
                                       ------------------------
                                       JOHANNES  PETERSEN,
                                       CHIEF  EXECUTIVE  OFFICER  AND
                                       CHIEF  FINANCIAL  OFFICER