Form 10QSB/A
period 2004-06-30
Dragon Gold Resources, Inc.
filed 2005-07-22
CIK 1229089

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                               DRAGON  GOLD  RESOURCES,  INC.
                                               (Registrant)
                                               By:  /s/  Johannes  Petersen
                                                    -------------------------
                                                Johannes  Petersen
                                                Chief Executive Officer and
                                                Chief Financial Officer

Dated:  July 21, 2005

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