Form 10QSB/A
period 2004-09-30
Dragon Gold Resources, Inc.
filed 2005-07-22
CIK 1229089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

(  ) TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT

         For the transition period from              to
                                        -------------  -------------

                        COMMISSION FILE NUMBER 000-50541

                           DRAGON GOLD RESOURCES, INC.
                    ------------------------------------------
                 (Name of small business issuer in its charter)

         NEVADA                                                 88-0507007
-----------------------------------------               ------------------------
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

Consolidated Statements of Operations                                        F-2

Consolidated Statements of Cash Flows                                        F-3

Notes to the Consolidated Financial Statements                               F-4

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                      September 30,   March 31,
                                                         2004           2004
                                                           $              $
                                                      (Unaudited)     (Audited)

Assets

Current Assets

  Cash                                                   159,757       101,029
  Prepaid expenses and deposits                            6,287             -
--------------------------------------------------------------------------------
Total Current Assets                                     166,044       101,029

Intangible Assets (Note 3)                                14,688             -
--------------------------------------------------------------------------------
Total Assets                                             180,732       101,029
================================================================================

Liabilities and Stockholders' Equity

Current Liabilities

  Accounts payable                                        13,319        1,478
  Accrued liabilities                                      5,750       10,176
  Due to related parties (Note 5)                          6,079        6,388
--------------------------------------------------------------------------------
Total Current Liabilities                                 25,148       18,042
--------------------------------------------------------------------------------
Commitments (Note 1)

Stockholders' Equity

Common Stock, 500,000,000 common shares authorized
with a par value of $0.001, 50,896,794 and 50,396,794
 common shares issued and outstanding, respectively       50,897        50,397

Additional Paid In Capital                               424,972        60,472

Deficit Accumulated During the Exploration Stage        (320,285)      (27,882)
--------------------------------------------------------------------------------
Total Stockholders' Equity                               155,584        82,987
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity               180,732       101,029
================================================================================



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