Form 10QSB/A
period 2004-12-31
Dragon Gold Resources, Inc.
filed 2005-07-22
CIK 1229089

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For  the  quarterly  period  ended  December  31,  2004

( ) TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT

         For  the  transition  period  from              to
                                             -----------    -------------

                        COMMISSION FILE NUMBER 000-50541

                         DRAGON  GOLD  RESOURCES,  INC.
             (Name  of  small  business  issuer  in  its  charter)

                 NEVADA                                        88-0507007
--------------------------------------------            ------------------------
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

Consolidated  Statements  of  Operations                              F-2

Consolidated  Statements  of  Cash  Flows                             F-3

Notes  to  the  Consolidated  Financial  Statements                   F-4

Dragon  Gold  Resources,  Inc.
(formerly  Folix  Technologies,  Inc.)
(An  Exploration  Stage  Company)
Consolidated  Balance  Sheets
(expressed  in  U.S.  dollars)




                                                      December 31,     March 31,
                                                          2004            2004
                                                            $               $
                                                       (Unaudited)
(Audited)

Assets

Current Assets

Cash                                                       38,303     101,029
Prepaid expenses and deposits                               4,240           -
------------------------------------------------------------------------------
Total Current Asset                                        42,543     101,029
------------------------------------------------------------------------------
Intangible Assets (Note 3)                                 13,751           -
Plant and Equipment (Note 4)                                4,979

Total Assets                                               61,273     101,029

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                            5,626       1,478
Accrued liabilities                                         4,000      10,176
Due to related parties (Note 6(a))                          1,813       6,388
------------------------------------------------------------------------------
Total Current Liabilities                                  11,439      18,042
------------------------------------------------------------------------------
Commitments (Note 1 and 10)

Stockholders' Equity

Common Stock, 500,000,000 common shares
authorized with a par value of $0.001,
50,896,794 and 50,396,794 common shares issued and
outstanding, respectively                                  50,897      50,397

Additional Paid In Capital                                424,972      60,472

Deficit Accumulated During the Exploration Stage         (426,035)    (27,882)
------------------------------------------------------------------------------
Total Stockholders' Equity                                 49,834      82,987
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 61,273     101,029
------------------------------------------------------------------------------



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

9.   Discontinued  Operations

     Discontinued operations consist of the Company's former operations in the development of a Linux based application server and thin client computing systems. In July 2004, the Company sold all rights to certain intangible assets related to the Linux business to a former director for consideration of $1,000. The results of discontinued operations are summarized as follows:


                                                                                                  Accumulated From December
                                      Three Months    Three Months     Nine Months     Nine Months    13, 2000 (Date of
                                         Ended           Ended            Ended           Ended       Inception) to
                                       December 31,    December 31,     December 31,     December 31,  December 31,
                                          2004            2003             2004             2003         2004
                                          $                $                $                 $           $


Revenue                                   -                  -                 -               -            -
----------------------------------------------------------------------------------------------------------------------------
Net Operating Loss                        -             (6,089)          (20,794)         (13,952)    (48,676)
Gain on disposal                          -                  -             1,000                -       1,000
----------------------------------------------------------------------------------------------------------------------------
Loss From Discontinued Operations         -             (6,089)          (19,794)         (13,952)    (47,676)
----------------------------------------------------------------------------------------------------------------------------

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

10. Commitments (continued)

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

     (b) Changes in internal control over financial reporting. We have not experienced any changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

(*) Filed as an Exhibit to this Quarterly Report as filed on February 14, 2005

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