Form 10QSB
period 2005-06-30
Dragon Gold Resources, Inc.
filed 2005-08-15
CIK 1229089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

( ) TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT

                For the transition period from to
                                                  ----------- -------------

                        COMMISSION FILE NUMBER 000-50541

                           DRAGON GOLD RESOURCES, INC.
                -----------------------------------------------
                 (Name of small business issuer in its charter)

              NEVADA                                          88-0507007
---------------------------------------                  ----------------------
(State of incorporation or organization)                (IRS Identification No.)

                                 338 Euston Road
                                 London NW1 3BT
                                       UK
                    (Address of principal executive offices)

                              +44 (0) 207 416 4920
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such Shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

53,221,724 shares of issuer's common stock, $.001 par value, were outstanding as of August 12, 2005. The Company has no other class of common equity.

       Transitional Small Business Disclosure Format (Check One) Yes No X

Dragon Gold Resources, Inc.
(Formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
(Unaudited)

                          PART I.  FINANCIAL INFORMATION

                                                                           Index
Item 1 Financial Statement
     Consolidated Balance Sheet as of June 30, 2005 [Unaudited]
     and March 31, 2005 [audited]                                              3


     Consolidated Statement of Operations for the three months ended June
     30, 2005 and 2004 And from inception (June 13, 2000) to June 30, 2005     4

     Unaudited Consolidated Statement of Cash Flows for the three months
     ended in June 30, 2005 And June 30, 2004                                  5

     Notes to the Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis or Plan of Operation            11

Item 3.  Controls and Procedures                                              14

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3.  Defaults upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits                                                             15

         Signatures                                                           15

         Certifications                                                       16

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                               June 30,          March 31,
                                                                                 2005             2005
                                                                                  $                 $

                                                                              (Unaudited)        (Audited)
                                                                              ------------      -----------

Assets

Current Assets

Cash                                                                                97,073            11,280
Prepaid expenses and deposits                                                       12,625             7,806
Due from related parties (Note 6(a))                                                   980                 -
                                                                                -----------         ---------
Total Current Assets                                                               110,678            19,086

Intangible Assets (Note 4)                                                          11,876            12,813
Property and Equipment (Note 5)                                                      4,630             4,536
                                                                                -----------         ---------
Total Assets                                                                       127,184            36,435
                                                                                ===========         =========
Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                                    12,824            17,484
Accrued liabilities                                                                 14,000            16,899
Due to related parties (Note 6(a))                                                       -             1,153
                                                                                -----------         ---------
Total Current Liabilities                                                           26,824            35,536
                                                                                -----------         ---------
Commitments (Note 1 and 10)

Stockholders' Equity

Common Stock,
500,000,000 common shares authorized with a par value of $0.001,
53,221,724 and 51,321,724 common shares issued and outstanding, respectively        53,222            51,322

Additional Paid In Capital                                                       1,181,362           643,262

Stock Subscription Receivable                                                            -          (100,000)

Deferred Compensation                                                              (12,500)          (17,188)

Deficit Accumulated During the Exploration Stage                                (1,121,724)         (576,497)
                                                                                -----------         ---------
Total Stockholders' Equity                                                         100,360               899
                                                                                -----------         ---------
Total Liabilities and Stockholders' Equity                                         127,184            36,435
                                                                                ===========         =========


                 The accompanying notes are an integral part of
                           the financial statements.
                                       1

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(Unaudited)


                                                                                       Accumulated From
                                             Three months          Three months        December 13, 2000
                                                 Ended                 Ended          (Date of Inception)
                                               June 30,              June 30,             to June 30,
                                                 2005                  2004                  2005
                                                   $                     $                     $



Revenue                                                   -                  -                      -


Expenses

Accounting and audit                                  1,930              3,350                 41,250
Depreciation and amortization                         1,430                  -                  4,409
Consulting (Note 6(b))                              398,778              2,000                536,394
Foreign exchange                                      1,138                157                  3,311
General and administrative                           11,711              2,242                 35,199
Legal and organizational                              5,357             13,045                 58,794
Mineral property costs                               64,851                  -                265,654
Rent                                                  9,403                  -                 38,247
Travel and promotion                                 50,629                  -                139,466
------------------------------------------------------------------------------------------------------------

Total Expenses                                      545,227             20,794              1,122,724

Gain on sale of assets                                   -                  -                 (1,000)
------------------------------------------------------------------------------------------------------------

Net Loss for the Period                            (545,227)           (20,794)            (1,121,724)
------------------------------------------------------------------------------------------------------------


Net Loss Per Share - Basic and Diluted               (0.01)                  -
------------------------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding              51,532,743           50,397,000
------------------------------------------------------------------------------------------------------------


                 The accompanying notes are an integral part of
                           the financial statements.

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)


                                                             Three months         Three months
                                                                Ended                Ended
                                                               June 30,             June 30,
                                                                 2005                 2004
                                                                  $                    $

Cash Flows to Operating Activities

Net loss for the period                                           (545,227)            (20,794)

Adjustments to reconcile net loss to net cash used in operating activities

   Depreciation and amortization                                     1,430                   -
   Deferred compensation                                             4,688                   -
   Shares issued for services                                      340,000                   -

Change in operating assets and liabilities
Increase in prepaid expenses                                        (4,819)                  -
Decrease in accounts payable and accrued liabilities                (7,559)             (5,859)
(Decrease) increase in amounts due to related parties               (2,133)                 40
----------------------------------------------------------------------------------------------------
-
Net Cash Used in Operating Activities                             (213,620)            (26,613)
----------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities

Purchase of property and equipment                                    (587)                  -
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                 (587)                  -
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Payment of deferred financing costs                                      -             (12,235)
Advances from (repayments to) related parties                            -              (6,269)
Payment received on stock subscription receivable                  100,000                   -
Proceeds from issuance of common stock                             200,000                   -
----------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities                300,000             (18,504)
----------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                         85,793             (45,117)

Cash - beginning of period                                          11,280             101,029
----------------------------------------------------------------------------------------------------

Cash - end of period                                                97,073              55,912
----------------------------------------------------------------------------------------------------


Supplemental Disclosures

Interest paid                                                            -                   -
Income tax paid                                                          -                   -




                 The accompanying notes are an integral part of
                           the financial statements.
                                      5

1.   Development Stage Company

     Dragon Gold Resources, Inc. (the "Company") was incorporated in the State of Nevada, U.S.A. on December 13, 2000 under the name "Folix Technologies, Inc. Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc. The Company's principal business was the development of a Linux based application server and thin client computing systems. During the year ended March 31, 2005, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. ("DMHI"), a private British Virgin Island company. DMHI is involved in the mineral property acquisition and exploration in China.

     The Company was previously in the development stage as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises" related to its Linux based business. The Company changed to the exploration stage during the year ended March 31, 2005 with the acquisition of its interest in DMHI. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As of June 30, 2005, the Company has accumulated losses of $1,121,724 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

     The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financials statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2005.

3.   Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award
     - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.



4.   Intangible Assets

                                                                             June 30,         March 31,
                                                                              2005             2005
                                                         Accumulated      Net Carrying     Net Carrying
                                          Cost          Amortization         Value             Value
                                            $                 $                $                 $


         Website development costs        15,000            3,124            11,876           12,813
         --------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------

5.   Property and Equipment

                                                                        June 30,         March 31,
                                                                         2005             2005
                                                    Accumulated      Net Carrying     Net Carrying
                                     Cost          Amortization         Value             Value
                                       $                 $                $                 $

         Computer equipment           5,916            1,286             4,630            4,536
         ---------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------




6.       Related Party Transactions
a) The amount due from related parties at June 30, 2005 of $980 represents expenses of $159 paid on behalf of the Company by a former Director offset by $1,139 advanced to current directors. The amount due is non-interest bearing, unsecured and has no specific terms of repayment.
b) During the three month period ended June 30, 2005, the Company incurred $30,000 for consulting services performed by a director of the Company, $16,590 for consulting services provided by a company owned by a significant shareholder of the Company and $347,500 for consulting services provided by the Chairman of the Board of Directors of the Company, which includes $7,500 as part of an employment agreement and a one time bonus of 1,000,000 shares of restricted common stock with a fair value of $340,000.

7.       Mineral Properties

(a) On June 2, 2005, the Company entered into an Exploration License Transfer Agreement to acquire a 100% interest in two mining claims located in Mongolia. The Company is required to pay $9,500 on execution of the agreement, and an additional $9,500 upon the transfer of the exploration licenses.
(b) On March 15, 2005, the Company entered into a Letter of Intent with the Hanzhong Geological Brigade of the Bureau of Geology & Mineral Exploration of Shaanxi Province, China ("Brigade") to form Sino-Foreign cooperative joint venture companies for the exploration and development of up to seven properties located in Hanzhong, Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Brigade would contribute the Exploration Permit and their previous exploratory findings.
(c) On January 20, 2005, the Company entered into an option agreement (the "Agreement") to acquire a 100% interest, subject to a 2% net smelter royalty, in certain mining claims located in Mongolia. To acquire its interest, the Company paid CDN$20,000 upon execution of the Agreement, and must pay CDN$30,000 on or before January 20, 2006, and an additional CDN$50,000 on or before January 20, 2007. The Company has the right to purchase the first two-thirds of the royalty interest at any time in consideration of payments of CDN$300,000 for each one-third portion. The Company also has the right of first refusal for the remaining one-third royalty interest.

(d) On March 1, 2004, DMI entered into a Letter of Intent with the Northwest Geology and Exploration Bureau for Nonferrous Metals Party ("Party") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of a property located in Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Party would contribute the Permit and their previous exploratory findings.

(e) On February 24, 2004, the Company's wholly-owned subsidiary Dragon Minerals Inc. ("DMI") entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province ("Bureau") in China to form a Sino-Foreign cooperative joint venture companies for the exploration and development of up to twelve properties located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Bureau would contribute the Permits and their previous exploratory findings.

8.        Common Stock
(a) On June 22, 2005, the Company entered into a stock subscription agreement whereby the Company issued 500,000 shares of common stock at $0.20 per share for cash proceeds of $100,000.
(b) On May 16, 2005, the Company issued 1,000,000 shares of common stock as a stock bonus under the terms of a consulting agreement with a fair value of $340,000. The shares were valued based upon the closing price of the Company's common stock on the date of issue. Refer to Note 10(b).
(c) On May 17, 2005, the Company entered into a stock subscription agreement whereby the Company issued 400,000 shares of common stock at $0.25 per share for cash proceeds of $100,000.
(d) On April 1, 2005, the Company received the proceeds from the stock subscription receivable of $100,000.
(e) On June 14, 2004, the Company completed a forward split of its common stock on a seven for one basis whereas every share of fully paid common stock issued and outstanding immediately prior to the forward split was changed into seven new shares of common stock of the Company. All share amounts have been retroactively adjusted for all periods presented. The increase in common stock was accounted for as a reduction in additional paid in capital for all periods presented. Additionally, the authorized common stock was increased to 500,000,000 shares of common stock and the par value was re-authorized at $0.001 per common stock.

9.        Stock Options

     During the three-month period ended June 30, 2005, the Company granted stock options to acquire up to 3,000,000 shares of common stock exercisable at $0.366 per share on or before May 12, 2010. One-third of the options vest each year, for the first three years, on the anniversary date of the agreement. Refer to Note 10(b).

     The fair value of the options granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; risk-free interest of 3.71%; expected volatility of 114%; and weighted average life of 3 years. The Company will recognize stock-based compensation expense in the amount of $535,952, ratably on each of the vesting dates of the options.

     A summary of the Company's stock option activity is as follows:

                                                       Three months ended                         Year ended
                                                          June 30, 2005                         March 31, 2005
                                               ------------------------------------     -------------------------------
                                               ------------------ -----------------     ------------- -----------------
                                               Number of Options          Weighted         Number of          Weighted
                                                                           Average                             Average
                                                                    Exercise Price           Options    Exercise Price
    ------------------------------------------ ------------------   -----------------    ------------ -----------------

    Balance, beginning of period                               ?            $    ?                 ?            $    ?

    Granted                                            3,000,000             0.366                 ?                 ?

    Cancelled / Forfeited                                      ?                 ?                 ?                 ?

    Exercised                                                  ?                 ?                 ?                 ?
    ------------------------------------------ ------------------ ----------------- --- ------------- -----------------
    ------------------------------------------ ------------------ ----------------- --- ------------- -----------------

    Balance, end of period                             3,000,000          $  0.366                 ?            $    ?
    ------------------------------------------ ------------------ ----------------- --- ------------- -----------------

     As at June 30, 2005, the following options are outstanding:

                                                   Outstanding                                Exercisable
                                   ---------------------------------------------     ------------------------------
                                   -------------- -------------- ---------------     --------------- --------------
         Exercise price                                Weighted        Weighted                           Weighted
                                                        average         Average                            Average
                                                      remaining        Exercise                           Exercise
                                       Number of    contractual           Price           Number of          Price
                                $         shares   life (years)               $              shares              $
                                   -------------- -------------- ---------------     --------------- --------------
                                   -------------- -------------- ---------------     --------------- --------------

              0.366                  3,000,000           4.88       $ 0.366                    ?          $   ?
                                   -------------- -------------- ---------------     --------------- --------------


10.           Commitments
(a) On April 1, 2005, the Company entered into a consulting agreement ("the Agreement") with a company owned by a significant shareholder of the Company, for management and geological services. The Agreement is for a period of one year commencing April 1, 2005 at CDN$6,875 per month. This Agreement replaces in full a previous agreement for CDN$5,625 per month signed on October 1, 2004. Either side can terminate the Agreement with 60 days written notice.
(b) On May 12, 2005, the Company entered into a five-year employment agreement for the position of Chairman Non-Executive (the "Employee") for the provision of services for 52 days per year in consideration for an annual salary of $60,000. The Company will pay $500 per day for each day in excess of 52 days. The Employee received 1,000,000 shares of common stock of the Company upon execution of the agreement. The Company also granted stock options to acquire 3,000,000 shares of common stock for a term of 5 years, exercisable at $0.366 per share. One-third of the options vest each year, for the first three years, on the anniversary date of the agreement.
(c) On March 3, 2005, the Company entered into an agreement to issue 50,000 shares of common stock to an individual in exchange for consulting services to be rendered over a two year period. Upon execution of the agreement, the Company issued 25,000 shares of common stock and will issue the remaining 25,000 shares within 30 days after the end of the first year of service.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL

     Dragon Gold Resources, Inc. was originally incorporated under the laws of the state of Nevada as Folix Technologies Inc. ("Folix"), on December 13, 2000. Pursuant to an exchange agreement executed on July 15, 2004, the Company acquired 100% of the issued and outstanding common stock of Dragon Minerals Holdings, Inc. ("Dragon"), the holding company for Dragon Minerals Inc., an international business company incorporated under the laws of the British Virgin Islands ("Dragon Minerals"). Thereafter, Folix changed its name to Dragon Gold Resources, Inc.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

     The Company earned no revenue for the three months ended June 30, 2005 or for the three months ended June 30, 2004.

     Total expenses increased by $ 524,433 from $20,794 during the three months ended June 30, 2004, to $545,227 for the three months ended June 30, 2005. The increase in expenses was attributable to increases of $1,430 in depreciation and amortization expenses, $396,778 in consulting expenses, $981 in foreign exchange expense, $9,469 in general and administrative expense, $64,851 in mineral property costs, $9,403 for rent expenses and $50,629 in travel and promotion expenses which were partially offset by decreases of $1,420 in accounting and audit expense and $7,688 in legal and organizational expense.

     As a result of the forgoing the net operating loss of the company increased form $20,794 for the three months ended in June 30, 2004 to $545,227 for the three months ended in June 30, 2005.

RISK FACTORS


     We are subject to all the risks inherent to a Exploration stage company. These risks include, but are not limited to, a limited operating history, dependency on key personnel, limited resources, possible failure of our research and Exploration efforts, failure to complete adequate financings and failure to meet contractual obligations. Our operating results may be materially affected by the "RISK FACTORS" discussed below as well as other risks and uncertainties not discussed herein:


RISKS RELATED TO OUR BUSINESS

     NEED FOR ADDITIONAL FINANCING. The Company will be required to contribute cash to the potential joint ventures on a continuing basis, however, the exact amount of continued capital commitment required by the Company is not known at this time. The Company believes it can continue for approximately six (6) months if no additional financing is raised, due to the $299,965 the Company has raised throughout the last six (6) months in connection with offshore subscription agreements, and will require approximately $200,000 of additional financing to continue administrative activities for the next twelve (12) months, which does not include any additional amounts which will be required for exploration activities or the formation of joint ventures, which the Company anticipates being substantial.

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

     MINERAL PROPERTIES. On January 20, 2005, the Company entered into an option agreement (the "Agreement") to acquire a 100% interest, subject to a 2% net smelter royalty, in five mining claims located in Mongolia. To acquire its interest, the Company paid CDN$20,000 upon execution of the Agreement, and is required to pay, CDN$30,000 on or before January 20, 2006, and CDN$50,000 on or before January 20, 2007. The Company has the right to purchase the first two-thirds of the royalty interest at any time in consideration of payments of CDN$300,000 for each one-third portion. The Company also has the right of first refusal for the remaining one-third royalty interest.

In addition, on June 2, 2005, the Company entered into an Exploration License Transfer Agreement to acquire a 100% interest in two additional mining claims located in the Taragt subprovince of the Uvurkhangai Province of Mongolia.

The Company can give no assurances that the Company will be able to raise sufficient funding to carry out the exploration activities in any of these areas, that the company will have sufficient funds to pay the agreed payments on its optioned properties, that the Company will explore the properties covered by the licenses, or if explored that the properties will contain any mineral reserves.


     LETTERS OF INTENT. The Company has entered into three letters of intent whereby the Company intends to enter into joint ventures for the development and exploration of up to twenty (20) properties in Shaanxi Province, China. Pursuant to one letter of intent, the Company will enter in a Sino-Foreign cooperative joint venture company with the "Bureau" for the development and exploration of up to twelve (12) properties. Pursuant the second letter of intent, the Company will enter into a Sino-Foreign cooperative joint venture company with "Northwest" for development and exploration of one (1) property. Pursuant to the third letter of intent, the Company would form Sino-Foreign cooperative joint venture companies with "Hanzhong" for development and exploration of up to 7 properties. Pursuant to the letters of intent, the Company will contribute cash to the joint ventures. The other parties to the joint ventures will contribute up to twenty (20) properties on which the gold exploration and potential Exploration will be conducted. The Company has not currently entered into any definitive agreements or joint ventures.

     The Company is in continued negotiations with the other parties to the letters of intent regarding contributions of the properties and the Company's contribution of cash. Currently, the joint ventures have not been formed, the Company has not contributed any cash, none of the properties have been contributed, and there is no program of development and exploration. There can be no assurance that the Company will enter into any definitive agreements or joint ventures, or that the Company will make any cash contributions or that other parties to the letters of intent will contribute any property. In the event that any of the foregoing events do not occur, the Company's business will fail.

     TITLE TO THE PROPERTIES. The government of China owns the land on which the Company intends to conduct development and exploration through joint ventures with the Bureau, Northwest and Hanzhong. These are local government departments that hold permits that give them the right to the mineral resources found under the surface of the properties. Pursuant to the letters of intent, the Bureau, Northwest and Hanzhong will contribute Permits for up to an aggregate of twenty
(20) properties and the Company will contribute cash to the joint venture. The Company has not currently entered into any definitive agreements or joint ventures. The Company is in continued negotiations with the Bureau, Northwest and Hanzhong regarding contributions of the properties and the Company's contribution of cash. Currently, the joint ventures have not been formed, the Company has not raised or contributed any cash, none of the properties have been contributed, and there is no program of development and exploration. However, after a due diligence review of the prospective properties, the Company has determined that one (1) of the twenty (20) properties and one (1) additional property meet the Company's criteria for investment, and the Company plans to proceed in establishing joint ventures for the purpose of developing these two
(2) properties, which the Company can make no assurances that it will be successful in establishing. If the Company, the Bureau, Northwest and Hanzhong do not make the contributions contemplated under the letters of intent, the Company will not have any rights with respect to the properties.

     RELIANCE ON KEY MANAGEMENT. The Company's success depends upon the personal efforts and abilities of Johannes Petersen, a Director of the Company and the Company's Chief Executive Officer and President, and Xiaojun ("Albert") Cui, a Director of the Company. The Company's ability to operate and implement its business plan is heavily dependent on the continued service of Messrs. Petersen and Cui, and the Company's ability to attract, retain and motivate qualified consultants and other outsourced labor, particularly in the area of gold development and exploration. The Company faces aggressive and continued competition for such personnel, qualified consultants and other outsourced labor. The Company cannot be certain that it will be able to attract, retain and motivate such personnel, qualified consultants and other outsourced labor. The loss of Mr. Petersen or Mr. Cui, or the Company's inability attract, retain and motivate such personnel, qualified consultants and other outsourced labor would have a material adverse effect on the Company's business and operations.


     BECAUSE MR. TSAKOK OWNS 21.6% OF THE COMPANY'S OUTSTANDING COMMON STOCK, HE WILL EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Raoul Tsakok beneficially owns 21.6% of the issued and outstanding shares of the Company's common stock. Accordingly, he will exercise significant control in determining the outcome of all corporate transactions or other matters including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause change in control. The interest of Mr. Tsakok may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.


     OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN. Our Company is in its early Exploration stage, as the Company does not currently offer any products or services and planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses. The Company had accumulated losses of $1,121,724, as of June 30, 2005. Additionally, the Company has no current prospects for future revenues. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot raise capital through debt or equity financing to conduct its operations.

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

     IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE. If there is a market for our common stock, we anticipate that such market will be subject to wide fluctuations in response to several factors, including, but not limited to:
     (1) actual or anticipated variations in our results of operations; (2) our ability or inability to generate new revenues; (3) increased competition; and (4) conditions and trends in the gold exploration and production industry.

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

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.



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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company had no unregistered sales of equity securities during the three month period ended June 30, 2005.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

     a.   Exhibits

Exhibit Number              Description of Exhibit
--------------              ----------------------

     2.1        Exchange Agreement (1)

     3.1        Articles of Incorporation   (2)

     3.2        Certificate of Amendment (3)

     3.3        By-Laws (2)

    10.1        Business Plan Purchase Agreement (2)

    10.2        Option Agreement (4)

    10.3        Consulting Agreement with Sagit Investment Management
                Ltd.  (5)

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

(5) Filed as an Exhibit to the Quarterly Report as filed on February 14, 2005, and incorporated herein by reference


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DRAGON GOLD RESOURCES, INC.

                                            By:  /s/ Johannes Petersen
                                          ----------------------------
                                                     Johannes Petersen
                                                Dated: August 15, 2005
                                               Chief Executive Officer
                                           and Chief Financial Officer

Exhibit 31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Johannes Petersen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dragon Gold Resources, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 15, 2005

By: /s/ Johannes Petersen
Johannes Petersen
Chief Executive Officer
And Chief Financial Offer

Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



--------------------------------------------------------------------------------


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Johannes Petersen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Dragon Gold Resources, Inc. on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Dragon Gold Resources, Inc.


By: /s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Executive Officer
And Chief Financial Officer

August 15, 2005