Form 10QSB
period 2005-09-30
Dragon Gold Resources, Inc.
filed 2005-11-14
CIK 1229089

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

( ) TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT

                        For the transition period from to
                            ----------- -------------

                        COMMISSION FILE NUMBER 000-50541

                           DRAGON GOLD RESOURCES, INC.
                 (Name of small business issuer in its charter)

         NEVADA                                               88-0507007
----------------------                                 ------------------------
(State of incorporation or organization)                (IRS Identification No.)

                                 338 Euston Road
                                 London NW1 3BT
                                       UK
                    (Address of principal executive offices)

                              +44 (0) 207 416 4920
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such Shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

53,221,724 shares of issuer's common stock, $.001 par value, were outstanding as of November 11, 2005. The Company has no other class of common equity.

       Transitional Small Business Disclosure Format (Check One) Yes    No  X
                                                                   ----   ----

Dragon Gold Resources, Inc.
(Formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
(Unaudited)

                          PART I.  FINANCIAL INFORMATION


                                       Index

Item 1 Financial Statement
     Consolidated Balance Sheet as of September 30, 2005 [Unaudited]
     and March 31, 2005 [audited]
                                                                                         3

     Consolidated Statement of Operations for the three months ended September
     30, 2005 and 2004
     And from inception (June 13, 2000) to September 30, 2005                            4

     Unaudited Consolidated Statement of Cash Flows for the three months ended in September 30, 2005
     And September 30, 2004                                                              5

     Notes to the Consolidated Financial Statements                                      6

Item 2.  Management's Discussion and Analysis or Plan of Operation                      10

Item 3.  Controls and Procedures                                                        14

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    15

Item 3.  Defaults upon Senior Securities                                                15

Item 4.  Submission of Matters to a Vote of Security Holders                            15

Item 5.  Other Information                                                              15

Item 6.  Exhibits                                                                       15

     Signatures                                                                         16

     Certifications                                                                 17 &18



Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                              September 30,      March 31,
                                                                 2005             2005
                                                                  $                 $
                                                              (Unaudited)        (Audited)

Assets

Current Assets

Cash                                                            60,494           11,280
Prepaid expenses and deposits                                    9,692            7,806
Due from related parties (Note 6(a))                               680                -
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Total Current Assets                                            70,866           19,086

Intangible Assets (Note 4)                                      10,938           12,813
Property and Equipment (Note 5)                                  4,137            4,536
-----------------------------------------------------------------------------------------

Total Assets                                                    85,941           36,435
-----------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                30,212           17,484
Accrued liabilities                                              5,742           16,899
Due to related parties (Note 6(a))                                   -            1,153
-----------------------------------------------------------------------------------------

Total Current Liabilities                                       35,954           35,536
-----------------------------------------------------------------------------------------

Commitments (Note 1 and 10)

Stockholders' Equity

Common Stock,
500,000,000 common shares authorized with a par
value of $0.001, 54,221,724 and 51,321,724 common
shares issued and outstanding, respectively                     54,222           51,322

Additional Paid In Capital                                   1,280,362          643,262

Stock Subscription Receivable                                        -         (100,000)

Deferred Compensation                                           (7,812)         (17,188)

Deficit Accumulated During the Exploration Stage            (1,276,785)        (576,497)
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Total Stockholders' Equity                                      49,987              899
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                      85,941           36,435
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

                                                                                                          Accumulated From
                                                                                                         December 13, 2000
                                              Three Months Ended               Six Months Ended         (Date of Inception)
                                                 September 30,                   September 30,            to September 30,
                                             2005             2004            2005           2004               2005
                                              $                $               $              $                  $



Revenue                                           -               -              -               -                 -
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


Expenses

Accounting and audit                          8,365           3,300         10,295           6,650            49,615
Depreciation and amortization                 1,431             312          2,861             312             5,840
Consulting (Note 6(b))                       77,733          39,800        476,511          41,800           614,127
Foreign exchange                                855             573          1,993             730             4,166
General and administrative                    7,074          10,176         18,785          12,418            42,273
Legal and organizational                      8,675          20,607         14,032          33,652            67,469
Mineral property costs                       14,219         184,579         79,070         184,579           279,873
Rent                                          9,157           6,120         18,560           6,120            47,404
Travel and promotion                         27,552           7,142         78,181           7,142           167,018
--------------------------------------------------------------------------------------------------------------------------

Total Expenses                              155,061         272,609        700,288         293,403         1,277,785

Gain on sale of assets                            -          (1,000)             -          (1,000)           (1,000)
--------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                    (155,061)       (271,609)      (700,288)       (292,403)       (1,276,785)
--------------------------------------------------------------------------------------------------------------------------


Net Loss Per Share - Basic and Diluted            -           (0.01)            (0.01)       (0.01)
--------------------------------------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding      53,630,000      50,763,000     52,850,000      50,630,000
--------------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)


Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)



                                                                                 Six Months         Six Months
                                                                                   Ended              Ended
                                                                               September 30,       September 30,
                                                                                    2005               2004
                                                                                     $                  $

Operating Activities

Net loss for the period                                                         (700,288)           (292,403)

Adjustments to reconcile net loss to net cash used in operating activities

   Depreciation and amortization                                                   2,861                 312
   Deferred compensation                                                           9,376                   -
   Shares issued for services                                                    340,000                   -
   Mineral property costs                                                              -             165,000

Change in operating assets and liabilities
Increase in prepaid expenses                                                      (1,886)             (6,287)
Increase (decrease) in accounts payable and accrued liabilities                    1,571              (2,585)
Decrease in amounts due to related parties                                        (1,833)               (309)
------------------------------------------------------------------------------------------------------------------
-
Net Cash Used in Operating Activities                                           (350,199)           (136,272)
------------------------------------------------------------------------------------------------------------------

Investing Activities

Purchase of intangible assets                                                          -              (5,000)
Purchase of property and equipment                                                  (587)                  -
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                               (587)             (5,000)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

Financing Activities

Payment received on stock subscription receivable                                100,000                   -
Proceeds from issuance of common stock                                           300,000             200,000
------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                        400,000             200,000
------------------------------------------------------------------------------------------------------------------

Increase in cash                                                                  49,214              58,728

Cash - beginning of period                                                        11,280             101,029
------------------------------------------------------------------------------------------------------------------

Cash - end of period                                                              60,494             159,757
------------------------------------------------------------------------------------------------------------------


Non-Cash Financing Activities

   Amount owing for purchase of intangible assets                                      -              10,000
   Issuance of common stock for acquisition of subsidiary                              -             165,000
   Cancellation of common stock                                                        -             (16,400)

Supplemental Disclosures

Interest paid                                                                          -                   -
Income tax paid                                                                        -                   -


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

     The Company was previously in the development stage as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises" related to its Linux based business. The Company changed to the exploration stage during the year ended March 31, 2005 with the acquisition of its interest in DMHI. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As of September 30, 2005, the Company has accumulated losses of $1,277,785 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

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



4.   Intangible Assets
                                                                 September 30,       March 31,
                                                                      2005             2005
                                                   Accumulated    Net Carrying     Net Carrying
                                        Cost      Amortization       Value             Value
                                          $             $              $                 $


         Website development costs      15,000        4,062          10,938           12,813
         ------------------------------------------------------------------------------------------
         ------------------------------------------------------------------------------------------



5.   Property and Equipment
                                                      September 30,       March 31,
                                                           2005             2005
                                        Accumulated    Net Carrying     Net Carrying
                               Cost    Amortization       Value             Value
                                 $           $              $                 $


         Computer equipment     5,916      1,779           4,137            4,536
         -------------------------------------------------------------------------------
         -------------------------------------------------------------------------------


6.       Related Party Transactions
(a) The amount due from related parties at September 30, 2005 of $680 represents expenses of $159 paid on behalf of the Company by a former Director offset by $839 advanced to current directors. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.
(b) During the six month period ended September 30, 2005, the Company incurred $60,000 for consulting services performed by a director of the Company, $33,860 for consulting services provided by a company owned by a significant shareholder of the Company and $372,500 for consulting services provided by the Chairman of the Board of Directors of the Company, which includes $32,500 as part of an employment agreement and a one time bonus of 1,000,000 shares of restricted common stock with a fair value of $340,000.

7.       Mineral Properties
(a) On September 21, 2005, the Company entered into a cooperative agreement with Yinchuan Gaoxin District Shijin Mining Ltd. ("Yinchuan Mining") to form a Sino-Foreign cooperative joint venture company ("JV Company") for the exploration and development of the Xijishui Gold Property and its surrounding area located in Jingyuan County, Gansu Province, China. Pursuant to the agreement, the Company must pay $150,000 to Yinchuan Mining over a period of 12 months after Yinchuan Mining transfers its mineral exploration rights to the JV Company. The Company will have the right to earn an 80% interest in the JV Company by spending $1,200,000 for exploration activities over a two year period. The term of the cooperation agreement is 30 years.
(b) On September 10, 2005, the Company entered into a cooperative agreement with the Guilin Research Institute of Geology and Mineral Resources ("Institute") to form a Sino-Foreign cooperative joint venture company ("JVC") for the exploration and development of the Maling and Longhou Gold Properties located in Guangxi Province, China. Pursuant to the agreement, the Company must pay $800,000 to the Institute in stages over a period of 30 months after the Institute transfers its mineral exploration rights to the JVC. The Company will have the right to earn a 75% interest in the JVC by spending $2,500,000 for exploration activities over a three year period. The term of the cooperation agreement is 30 years.
(c) On June 2, 2005, the Company entered into an Exploration License Transfer Agreement to acquire a 100% interest in two mining claims located in Mongolia. The Company is required to pay $9,500 on execution of the agreement, and an additional $9,500 upon the transfer of the exploration licenses.
(d) On March 15, 2005, the Company entered into a Letter of Intent with the Hanzhong Geological Brigade of the Bureau of Geology & Mineral Exploration of Shaanxi Province, China ("Brigade") to form Sino-Foreign cooperative joint venture companies for the exploration and development of up to seven properties located in Hanzhong, Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Brigade would contribute the Exploration Permit and their previous exploratory findings.
(e) On January 20, 2005, the Company entered into an option agreement (the "Agreement") to acquire a 100% interest, subject to a 2% net smelter royalty, in certain mining claims located in Mongolia. To acquire its interest, the Company paid CDN$20,000 upon execution of the Agreement, and must pay CDN$30,000 on or before January 20, 2006, and an additional CDN$50,000 on or before January 20, 2007. The Company has the right to purchase the first two-thirds of the royalty interest at any time in consideration of payments of CDN$300,000 for each one-third portion. The Company also has the right of first refusal for the remaining one-third royalty interest.

(f) On March 1, 2004, DMI entered into a Letter of Intent with the Northwest Geology and Exploration Bureau for Nonferrous Metals Party ("Party") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of a property located in Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Party would contribute the Permit and their previous exploratory findings.

(g) On February 24, 2004, the Company's wholly-owned subsidiary Dragon Minerals Inc. ("DMI") entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province ("Bureau") in China to form a Sino-Foreign cooperative joint venture companies for the exploration and development of up to twelve properties located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Bureau would contribute the Permits and their previous exploratory findings.


8.        Common Stock
(a) On August 23, 2005, the Company entered into a stock subscription agreement whereby the Company issued 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $100,000.
(b) On June 22, 2005, the Company entered into a stock subscription agreement whereby the Company issued 500,000 shares of common stock at $0.20 per share for cash proceeds of $100,000.
(c) On May 16, 2005, the Company issued 1,000,000 shares of common stock as a stock bonus under the terms of a consulting agreement with a fair value of $340,000. The shares were valued based upon the closing price of the Company's common stock on the date of issue. Refer to Note 10(b).
(d) On May 17, 2005, the Company entered into a stock subscription agreement whereby the Company issued 400,000 shares of common stock at $0.25 per share for cash proceeds of $100,000.
(e) On April 1, 2005, the Company received the proceeds from the stock subscription receivable of $100,000.
(f) On June 14, 2004, the Company completed a forward split of its common stock on a seven for one basis whereas every share of fully paid common stock issued and outstanding immediately prior to the forward split was changed into seven new shares of common stock of the Company. All share amounts have been retroactively adjusted for all periods presented. The increase in common stock was accounted for as a reduction in additional paid in capital for all periods presented. Additionally, the authorized common stock was increased to 500,000,000 shares of common stock and the par value was re-authorized at $0.001 per common stock.


9.        Stock Options

     During the six-month period ended September 30, 2005, the Company granted stock options to acquire up to 3,000,000 shares of common stock exercisable at $0.366 per share on or before May 12, 2010. One-third of the options vest each year, for the first three years, on the anniversary date of the agreement. Refer to Note 10(b).

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

     A summary of the Company's stock option activity is as follows:

                                                        Six months ended                          Year ended
                                                       September 30, 2005                       March 31, 2005
                                               ------------------------------------     -------------------------------
                                               ------------------ -----------------     ------------- -----------------
                                               Number of Options          Weighted         Number of          Weighted
                                                                           Average                             Average
                                                                    Exercise Price           Options    Exercise Price
    ------------------------------------------ ------------------ -----------------     ------------- -----------------

    Balance, beginning of period                               -            $    -                 -            $    -

    Granted                                            3,000,000             0.366                 -                 -

    Cancelled / Forfeited                                      -                 -                 -                 -

    Exercised                                                  -                 -                 -                 -
    ------------------------------------------ ------------------ ----------------- --- ------------- -----------------
    ------------------------------------------ ------------------ ----------------- --- ------------- -----------------

    Balance, end of period                             3,000,000          $  0.366                 -            $    -
    ------------------------------------------ ------------------ ----------------- --- ------------- -----------------

     As at September 30, 2005, the following options are outstanding:

                                                   Outstanding                                Exercisable
                                   ---------------------------------------------     ------------------------------
                                   -------------- -------------- ---------------     --------------- --------------
         Exercise price                                Weighted        Weighted                           Weighted
                                                        average         Average                            Average
                                                      remaining        Exercise                           Exercise
                                       Number of    contractual           Price           Number of          Price
                                $         shares   life (years)               $              shares              $
                                   -------------- -------------- ---------------     --------------- --------------
                                   -------------- -------------- ---------------     --------------- --------------

              0.366                  3,000,000           4.63       $ 0.366                       -          $   -
                                   -------------- -------------- ---------------     --------------- --------------



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

THREE MONTHS ENDED September 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     The Company earned no revenue for the three months ended September 30, 2005 or for the three months ended September 30, 2004.

     Total expenses decreased by $117,548 from $272,609 during the three months ended September 30, 2004 for the three months ended September 30, 2005. The decrease in expenses was mostly attributable to decreases of $170,360 in mineral property costs, $11,932 in legal and organizational costs, and $3,102 in general administrative costs. These were partly offset by increases in accounting and audit of $5,065, $37,933 in consulting expense, $3,037 in rent, and $20,410 in travel and promotion.

     As a result of the forgoing, the net operating loss of the company decreased form $271,609 for the three months ended in September 30, 2004 to $155,061 for the three months ended in September 30, 2005.

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

RISKS RELATED TO OUR BUSINESS

     NEED FOR ADDITIONAL FINANCING. The Company will be required to contribute cash to the potential joint ventures on a continuing basis, however, the exact amount of continued capital commitment required by the Company is not known at this time. The Company believes it can continue for approximately six (6) months if no additional financing is raised, due to the $300,000 the Company has raised throughout the last three (3) months in connection with offshore subscription agreements, and will require approximately $200,000 of additional financing to continue administrative activities for the next twelve (12) months, which does not include any additional amounts which will be required for exploration activities or the formation of joint ventures, which the Company anticipates being substantial.

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

     OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN. Our Company is in its early Exploration stage, as the Company does not currently offer any products or services and planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses. The Company had accumulated losses of $1,121,724, as of September 30, 2005. Additionally, the Company has no current prospects for future revenues. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot raise capital through debt or equity financing to conduct its operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company sold equity securities pursuant to ___ during the three month period ended September 30, 2005.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

     a.   Exhibits

Exhibit Number              Description of Exhibit
- --------------              ----------------------

     2.1        Exchange Agreement (1)

     3.1        Articles of Incorporation   (2)

     3.2        Certificate of Amendment (3)

     3.3        By-Laws (2)

    10.1        Business Plan Purchase Agreement     (2)

    10.2        Option Agreement (4)

    10.3        Consulting Agreement with Sagit Investment Management
                Ltd.  (5)

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

                                      DRAGON GOLD RESOURCES, INC.

                                       By:  /s/ Johannes Petersen
                                     ----------------------------
                                                Johannes Petersen
                                         Dated: November 14, 2005
                                          Chief Executive Officer
                                      and Chief Financial Officer

Exhibit31.1

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

Dated: November 14, 2005

By: /s/ Johannes Petersen
Johannes Petersen
Chief Executive Officer
And Chief Financial Offer

Exhibit 32.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
18  U.S.C.   SECTION  1350,   AS  ADOPTED   PURSUANT  TO  SECTION  906  OF  TEHE
SARBANES-OXLEY ACT OF 2002

I, Johannes Petersen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Dragon Gold Resources, Inc. on Form 10-QSB for the quarterly period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Dragon Gold Resources, Inc.

----------------------------

By: /s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Executive Officer

And Chief Financial Officer

November 14, 2005