Form 10QSB
period 2005-12-31
Dragon Gold Resources, Inc.
filed 2006-02-21
CIK 1229089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

(    ) TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
       ACT

                For the transition period from to
                                                 ----------- -------------

                        COMMISSION FILE NUMBER 000-50541

                           DRAGON GOLD RESOURCES, INC.
                 (Name of small business issuer in its charter)

      NEVADA                                                  88-0507007
-------------------                                     -----------------------
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

54,221,724 shares of issuer's common stock, $.001 par value, were outstanding as of January 31, 2006. The Company has no other class of common equity.

       Transitional Small Business Disclosure Format (Check One) Yes   No X
                                                                   ---   ---

Dragon Gold Resources, Inc.
(Formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
(Unaudited)

                          PART I. FINANCIAL INFORMATION


                                                                                     Index
Item 1 Financial Statement
     Consolidated Balance Sheet as of December 31, 2005 [Unaudited]
     and March 31, 2005 [audited]
                                                                                       3

     Consolidated Statement of Operations for the three months and nine months ended December 31, 2005 and 2004
     And from inception (June 13, 2000) to December 31, 2005                           4

     Unaudited Consolidated Statement of Cash Flows for the nine months ended
     December 31, 2005 And December 31, 2004                                           5

     Notes to the Consolidated Financial Statements                                    6

Item 2.  Management's Discussion and Analysis or Plan of Operation                    11

Item 3.  Controls and Procedures                                                      16

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                            16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                  16

Item 3.  Defaults upon Senior Securities                                              16

Item 4.  Submission of Matters to a Vote of Security Holders                          16

Item 5.  Other Information                                                            16

Item 6.  Exhibits                                                                     16

     Signatures                                                                       16

     Certifications                                                               17 &18


                           PART I FINANCIAL STATEMENTS

Item 1.  Financial Statements



                          Dragon Gold Resources, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
                          (expressed in U.S. dollars)



                                                                              December 31,    March 31,
                                                                                  2005         2005
                                                                                   $             $


(Unaudited) (Audited)
Assets

Current Assets

Cash                                                                            12,684       11,280
Accounts receivable                                                              2,581            -
Prepaid expenses and deposits                                                    4,112        7,806
-----------------------------------------------------------------------------------------------------

Total Current Assets                                                            19,377       19,086

Intangible Assets (Note 4)                                                      10,001       12,813
Property and Equipment (Note 5)                                                  3,645        4,536
-----------------------------------------------------------------------------------------------------

Total Assets                                                                    33,023       36,435
-----------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                                19,827       17,484
Accrued liabilities                                                              5,000       16,899
Due to related parties (Note 6(a))                                               5,830        1,153
-----------------------------------------------------------------------------------------------------

Total Current Liabilities                                                       30,657       35,536
-----------------------------------------------------------------------------------------------------

Commitments (Note 1 and 10)

Stockholders' Equity

Common Stock,
500,000,000 common shares authorized with a par value of $0.001,
54,221,724 and 51,321,724 common shares issued and outstanding, respectively    54,222       51,322

Additional Paid In Capital                                                   1,280,362      643,262

Stock Subscription Receivable                                                        -     (100,000)

Deferred Compensation                                                           (3,125)     (17,188)

Deficit Accumulated During the Exploration Stage                            (1,329,093)    (576,497)
-----------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                       2,366          899
-----------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                      33,023       36,435
-----------------------------------------------------------------------------------------------------

                          Dragon Gold Resources, Inc.
                         (An Exploration Stage Company)
                            Statements of Operations
                          (expressed in U.S. dollars)
                                  (Unaudited)

                                                                                                        Accumulated From
                                                                                                       December 13, 2000
                                              Three Months Ended             Nine Months Ended        (Date of Inception)
                                                 December 31,                  December 31,             to December 31,
                                             2005             2004          2005           2004               2005
                                              $                $             $              $                  $



Revenue                                          -            -              -               -                 -
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


Expenses

Accounting and audit                         5,500        8,000         15,795          14,650            55,115
Depreciation and amortization                1,430        1,286          4,291           1,598             7,270
Consulting (Note 6(b))                      35,527       53,614        512,038          95,414           649,654
Foreign exchange                               351          330          2,344           1,060             4,517
General and administrative                   3,689          385         22,474          12,803            45,962
Legal and organizational                       810        7,767         14,842          41,419            68,279
Mineral property costs                         284            -         79,354         184,579           280,157
Rent                                         4,717       13,021         23,277          19,141            52,121
Travel and promotion                             -       21,347         78,181          28,489           167,018
----------------------------------------------------------------------------------------------------------------------

Total Expenses                              52,308      105,750        752,596         399,153         1,330,093

Gain on sale of assets                           -            -              -          (1,000)           (1,000)
----------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                    (52,308)    (105,750)      (752,596)       (398,153)       (1,329,093)
----------------------------------------------------------------------------------------------------------------------


Net Loss Per Share - Basic and Diluted           -            -             (0.01)       (0.01)
----------------------------------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding     54,220,000   50,897,000     53,310,000      50,630,000
----------------------------------------------------------------------------------------------------------------------

                          Dragon Gold Resources, Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                          (expressed in U.S. dollars)
                                  (Unaudited)


                                                                                Nine Months          Nine Months
                                                                                   Ended                Ended
                                                                                December 31,         December 31,
                                                                                    2005                 2004
                                                                                     $                    $


Operating Activities

Net loss for the period                                                              (752,596)           (398,153)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                        4,291               1,598
   Deferred compensation                                                               14,063                   -
   Shares issued for services                                                         340,000                   -
   Mineral property costs                                                                   -             165,000

Change in operating assets and liabilities:
Increase in accounts receivable                                                        (2,581)                  -
Decrease (increase) in prepaid expenses                                                 3,694              (4,240)
Decrease in accounts payable and accrued liabilities                                   (9,556)             (2,028)
Increase (decrease) in amounts due to related parties                                   4,676              (4,575)
-----------------------------------------------------------------------------------------------------------------------
-
Net Cash Used in Operating Activities                                                (398,009)           (242,398)
-----------------------------------------------------------------------------------------------------------------------

Investing Activities

Purchase of intangible assets                                                               -             (15,000)
Purchase of property and equipment                                                       (587)             (5,328)
-----------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                                    (587)            (20,328)
-----------------------------------------------------------------------------------------------------------------------

Financing Activities

Payment received on stock subscription receivable                                     100,000                   -
Proceeds from issuance of common stock                                                300,000             200,000
-----------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                             400,000             200,000
-----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                             1,404             (62,726)

Cash - beginning of period                                                             11,280             101,029
-----------------------------------------------------------------------------------------------------------------------

Cash - end of period                                                                   12,684              38,303
-----------------------------------------------------------------------------------------------------------------------


Non-Cash Financing Activities

   Issuance of common stock for acquisition of subsidiary                                   -             165,000
   Cancellation of common stock                                                             -             (16,400)

Supplemental Disclosures

Interest paid                                                                               -                   -
Income tax paid                                                                             -                   -


                           Dragon Gold Resources, Inc.
                         (An Exploration Stage Company)


1.       Exploration Stage Company

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

     The Company was previously in the development stage as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises" related to its Linux based business. The Company changed to the exploration stage during the year ended March 31, 2005 with the acquisition of its interest in DMHI. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As of December 31, 2005, the Company has accumulated losses of $1,329,093 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

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

                           Dragon Gold Resources, Inc.
                         (An Exploration Stage Company)


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



4.   Intangible Assets
                                                     December 31,     March 31,
                                                         2005           2005
                                       Accumulated   Net Carrying   Net Carrying
                            Cost      Amortization      Value           Value
                              $             $             $               $

Website development costs   15,000        4,999         10,001         12,813
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           Dragon Gold Resources, Inc.
                         (An Exploration Stage Company)


5.   Property and Equipment
                                                   December 31,    March 31,
                                                      2005          2005
                                    Accumulated   Net Carrying  Net Carrying
                         Cost      Amortization      Value          Value
                           $             $             $              $

   Computer equipment     5,916        2,271          3,645         4,536
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

6.       Related Party Transactions
(a) The amount due to related parties at December 31, 2005 of $5,830 represents expenses of $159 paid on behalf of the Company by a former Director and $10,000 in consulting fees due to directors, offset by $4,329 advanced to current directors. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.
(b) During the nine month period ended December 31, 2005, the Company incurred $70,000 for consulting services performed by a director of the Company, $33,860 for consulting services provided by a company owned by a significant shareholder of the Company and $387,500 for consulting services provided by the Chairman of the Board of Directors of the Company, which includes $47,500 as part of an employment agreement and a one time bonus of 1,000,000 shares of restricted common stock with a fair value of $340,000.

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

                           Dragon Gold Resources, Inc.
                         (An Exploration Stage Company)


7.        Mineral Properties (continued)

(e) On March 1, 2004, DMI entered into a Letter of Intent with the Northwest Geology and Exploration Bureau for Nonferrous Metals Party ("Party") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of a property located in Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Party would contribute the Permit and their previous exploratory findings.

(f) On February 24, 2004, the Company's wholly-owned subsidiary Dragon Minerals Inc. ("DMI") entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province ("Bureau") in China to form a Sino-Foreign cooperative joint venture companies for the exploration and development of up to twelve properties located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Bureau would contribute the Permits and their previous exploratory findings.


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


9.        Stock Options

     During the nine-month period ended December 31, 2005, the Company granted stock options to acquire up to 3,000,000 shares of common stock exercisable at $0.366 per share on or before May 12, 2010. One-third of the options vest each year, for the first three years, on the anniversary date of the agreement. Refer to Note 10(b).

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

                           Dragon Gold Resources, Inc.
                         (An Exploration Stage Company)



9.       Stock Options (continued)

     A summary of the Company's stock option activity is as follows:

                                              Nine months ended                         Year ended
                                              December 31, 2005                       March 31, 2005
                                     ------------------------------------     -------------------------------
                                     Number of Options          Weighted         Number of          Weighted
                                                                 Average                             Average
                                                          Exercise Price           Options    Exercise Price
    -------------------------------- ------------------ -----------------     ------------- -----------------


    Balance, beginning of period                     ?            $    ?                 ?            $    ?

    Granted                                  3,000,000             0.366                 ?                 ?

    Cancelled / Forfeited                            ?                 ?                 ?                 ?

    Exercised                                        ?                 ?                 ?                 ?
    -------------------------------- ------------------ ----------------- --- ------------- -----------------

    Balance, end of period                   3,000,000          $  0.366                 ?            $    ?
    -------------------------------- ------------------ ----------------- --- ------------- -----------------

     As at December 31, 2005, the following options are outstanding:

                                                   Outstanding                                Exercisable
                                   ---------------------------------------------     ------------------------------
           Exercise price                                Weighted        Weighted                           Weighted
                                                        average         Average                            Average
                                                      remaining        Exercise                           Exercise
                                       Number of    contractual           Price           Number of          Price
                                $         shares   life (years)               $              shares              $
                                   -------------- -------------- ---------------     --------------- --------------


              0.366                  3,000,000           4.38       $ 0.366                    ?          $   ?
                                   -------------- -------------- ---------------     --------------- --------------



10.           Commitments
(a) On April 1, 2005, the Company entered into a consulting agreement ("the Agreement") with a company owned by a significant shareholder of the Company, for management and geological services. The Agreement was for a period of one year commencing April 1, 2005 at CDN$6,875 per month. This Agreement replaced in full a previous agreement for CDN$5,625 per month signed on October 1, 2004. Effective September 30, 2005, the Agreement was terminated.
(b) On May 12, 2005, the Company entered into a five-year employment agreement for the position of Chairman Non-Executive (the "Employee") for the provision of services for 52 days per year in consideration for an annual salary of $60,000. The Company will pay $500 per day for each day in excess of 52 days. The Employee received 1,000,000 shares of common stock of the Company upon execution of the agreement. The Company also granted stock options to acquire 3,000,000 shares of common stock for a term of 5 years, exercisable at $0.366 per share. One-third of the options vest each year, for the first three years, on the anniversary date of the agreement.
(c) On March 3, 2005, the Company entered into an agreement to issue 50,000 shares of common stock to an individual in exchange for consulting services to be rendered over a two year period. Upon execution of the agreement, the Company issued 25,000 shares of common stock and will issue the remaining 25,000 shares within 30 days after the end of the first year of service.

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

DESCRIPTION OF THE PRINCIPAL PRODUCTS AND SERVICES

The Company does not currently offer any products or services. The Company has a number of letters of intent (the "Letters of Intent") to enter into joint ventures for gold exploration and potential development on a choice of properties located in the People's Republic of China, which will be discussed in more detail below. The Letters of Intent anticipate that the Company will contribute cash to the joint ventures. The other parties to the joint ventures would contribute permits for exploration and previous exploratory findings on a number of mineral properties. The Company anticipates forming a separate joint venture for each property the Company decides to explore. The government of China owns the properties to which the Permits relate. The Permits grant the right to the mineral resources found below the surface of the properties.

The Letters of Intent contemplate two phases of activities: the exploration phase and the development phase. The development phase is contingent on, and will not proceed unless there are, positive results from the exploration phase. At this time, the Company has not entered into any joint ventures, contributed any cash to any joint ventures, or selected any properties for gold exploration and potential development. However, during the current fiscal year the Company raised $400,000 through four private placements for which the company sold 2,100,000 shares of common stock. There can be no assurance that these funds will be able to sustain our business operations until more money is raised, provided that we will raise any additional funds at all.

In regard to the Company's activities in Mongolia, after the completion of a summer reconnaissance study and evaluation of its five optioned properties in Mongolia, the Company determined not to exercise its option to acquire a 100% interest in the referred mineral properties. The option agreement for the right to acquire such interests was executed on January 20, 2005.

EMPLOYEES

The Company intends to use consultants and other forms of contract or outsourced labor during the next twelve months. Mr. Johannes Petersen and Mr. Albert Cui, both directors of the Company, have provided management and geological consulting services to the Company, respectively. Mr. Andrew Malim has an agreement with the Company for a part-time role as non-executive Chairman.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

The Company earned no revenue for the three months ended December 31, 2005 or for the three months ended December 31, 2004.

Total expenses decreased by $53,442 from $105,750 during the three months ended December 31, 2004 to $52,308 for the three months ended December 31, 2005. The decrease in expenses was mostly attributable to decreases of $21,347 in travel and promotion costs, $18,087 in consulting costs, $8,304 in rent, $6,957 in legal and organizational costs; and $2,500 in accounting and auditing costs. These were partly offset by increases in general and administrative costs of $3,304, $284 in mineral property costs, $144 in depreciation and amortization; and $21 in foreign exchange expenses.

As a result of the foregoing, the net operating loss of the company decreased $53,442 from $105,750 for the three months ended in December 31, 2004 to $52,308 for the three months ended in December 31, 2005.

NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2004

The Company earned no revenue for the nine months ended December 31, 2005 or for the nine months ended December 31, 2004.

Total expenses increased by $353,443 from $399,153 during the nine months ended December 31, 2004 to $752,596 for the nine months ended December 31, 2005. The increase in expenses was mostly attributable to increases of $416,624 in consulting expenses, $49,692 in travel and promotion, $9,671 in general and administrative expenses, $4,136 in rent, $2,693 in depreciation and amortization, $1,284 in foreign exchange expenses; and $1,145 in accounting and auditing costs. These increases were partly offset by decreases in mineral property costs of $105,225 and legal and organizational costs of $26,577.

During the nine months ended in December 31, 2005 the company didn't record any gain on the sale of assets, as opposed to the $1,000 gain recorded for the nine months ended in December 31, 2004.

As a result of the foregoing, the net operating loss of the company increased $354,443 from $398,153 for the nine months ended in December 31, 2005 to $752,596 for the nine months ended in December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have not earned any revenue since inception on December 13, 2000 and we are presently in the exploration stage of our business.

As of December 31, 2005, the Company had total current assets of $19,377, which consisted of $12,684 in cash, $2,581 in accounts receivable and $4,112 of prepaid expenses and deposits. The Company also had $10,001 of intangible assets, which consisted of the net carrying value of the company's website development costs. The Company also had $3,645 of property and equipment. The Company had total assets of $33,023.

As of December 31, 2005, the Company had total current liabilities of $30,657 consisting of accounts payable of $19,827, accrued liabilities of $5,000 and an amount due to related parties of $5,830, which includes $159 paid on behalf of the Company by a former director, $10,000 due to a director and $4,329 advanced to current directors. The amount due is non-interest bearing, unsecured and has no specific terms of repayment.

For the nine months ended December 31, 2005, the Company spent $398,009 in its operating activities, which included a net loss of $752,596, amortization adjustments of $4,291, deferred compensation of $14,063, shares issued for services of $340,000, an increase in accounts receivable of $2,581, a decrease in prepaid expenses of $3,694, a decrease in accounts payable of $9,556, and an increase in amounts due to related parties of $4,676.

The Company had negative $587 in cash flows from investing activities, due to a purchase of property and equipment for the nine months ended December 31, 2005.

The Company had $400,000 in net cash provided by financing activities for the nine months ended December 31, 2005, which was from the proceeds from the sale of 2,100,000 shares of the Company's common stock.

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

RISK FACTORS

We are subject to all the risks inherent to an exploration stage company. These risks include, but are not limited to, a limited operating history, dependency on key personnel, limited resources, possible failure of our property acquisition and exploration efforts, failure to complete adequate financings and failure to meet contractual obligations. Our operating results may be materially affected by the "RISK FACTORS" discussed below as well as other risks and uncertainties not discussed herein:

RISKS RELATED TO OUR BUSINESS

NEED FOR ADDITIONAL FINANCING. The Company will be required to contribute cash to the potential joint ventures on a continuing basis, however, the exact amount of continued capital commitment required by the Company is not known at this time. The Company believes it can continue for approximately four (4) months if no additional financing is raised, and will require approximately $200,000 of additional financing to continue administrative activities for the next twelve
(12) months, which does not include any additional amounts which will be required for exploration activities or the formation of joint ventures, which the Company anticipates being substantial.

Additionally, if the Company does enter into joint ventures it will need a substantial amount of additional financing, which the Company will determine if the joint ventures are entered into. The Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it will not be able to enter into the joint ventures, complete the purchase of the Mongolian licenses or continue business operations and its business will fail.

MINERAL PROPERTIES. On January 20, 2005, the Company entered into an option agreement to acquire a 100% interest, subject to a 2% net smelter royalty, in five mining claims located in Mongolia. On November 23, 2005, the Board of Directors of the Company determined not to exercise its option to acquire these five mineral properties.

In addition, on June 2, 2005, the Company entered into an Exploration License Transfer Agreement to acquire a 100% interest in two additional mining claims located in the Taragt subprovince of the Uvurkhangai Province of Mongolia. The Company has carried only a preliminary assessment of these two properties and further studies would be required to decide whether to continue exploring them.

The Company can give no assurances that the Company will be able to raise sufficient funding to carry out the exploration activities in any of these areas, that the company will have sufficient funds to pay the agreed payments on its optioned properties, that the Company will explore the properties covered by the licenses, or if explored that the properties will contain any mineral reserves.

LETTERS OF INTENT. The Company holds three letters of intent whereby the Company intends to enter into joint ventures for the development and exploration of up to twenty (20) properties in Shaanxi Province, China. Pursuant to one letter of intent, the Company will enter in a Sino-Foreign cooperative joint venture company with the "Bureau" for the development and exploration of up to twelve
(12) properties. Pursuant the second letter of intent, the Company will enter into a Sino-Foreign cooperative joint venture company with "Northwest" for development and exploration of one (1) property. Pursuant to the third letter of intent, the Company would form Sino-Foreign cooperative joint venture companies with "Hanzhong" for development and exploration of up to 7 properties. Pursuant to the letters of intent, the Company will contribute cash to the joint ventures. The other parties to the joint ventures will contribute up to twenty
(20) properties on which the gold exploration and potential Exploration will be conducted. The Company has not currently entered into any definitive agreements or joint ventures.

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

PRELIMINARY COOPERATIVE AGREEMENTS IN CHINA. On September 21, 2005, the Company entered into a cooperative agreement with Yinchuan Gaoxin District Shijin Mining Ltd. ("Yinchuan Mining") to form a cooperative joint venture company ("JV Company") for the exploration and development of the Xijishui Gold Property and its surrounding area located Gansu Province, China. Pursuant to the agreement, the Company must pay $150,000 to Yinchuan Mining over a period of 12 months after Yinchuan Mining transfers its mineral exploration rights to the JV Company. The Company will have the right to earn an 80% interest in the JV Company by spending $1,200,000 for exploration activities over a two year period. If the Company or Yinchuan Mining do not make the contributions contemplated under this preliminary agreement, the Company will not have any rights with respect to the property. The Company has not currently entered into the definitive agreement in regard to the exploration and development of this property.

On September 10, 2005, the Company entered into a cooperative agreement with the Guilin Research Institute of Geology and Mineral Resources ("Institute") to form a cooperative joint venture company ("JVC") for the exploration and development of the Maling and Longhou Gold Properties located in Guangxi Province, China. Pursuant to the agreement, the Company must pay $800,000 to the Institute in stages over a period of 30 months after the Institute transfers its mineral exploration rights to the JVC. The Company will have the right to earn a 75% interest in the JVC by spending $2,500,000 for exploration activities over a three year period. If the Company or the Institute do not make the contributions contemplated under this preliminary agreement, the Company will not have any rights with respect to the property. The Company has not currently entered into the definitive agreement in regard to the exploration and development of this property.

TITLE TO THE PROPERTIES. The government of China owns the land on which the Company intends to conduct exploration and development through joint ventures with the Bureau, Northwest and Hanzhong. These are local government departments that hold permits that give them the right to the mineral resources found under the surface of the properties. Pursuant to the letters of intent, the Bureau, Northwest and Hanzhong will contribute Permits for up to an aggregate of twenty
(20) properties and the Company will contribute cash to the joint venture. The Company has not currently entered into any definitive agreements or joint ventures. The Company is in continued negotiations with the Bureau, Northwest and Hanzhong regarding contributions of the properties and the Company's contribution of cash. Currently, the joint ventures have not been formed, the Company has not raised or contributed any cash, none of the properties have been contributed, and there is no program of exploration and development. However, after a due diligence review of the prospective properties, the Company has determined that one (1) of the twenty (20) properties and one (1) additional property meet the Company's criteria for investment, and the Company plans to proceed in establishing joint ventures for the purpose of developing these two
(2) properties, which the Company can make no assurances that it will be successful in establishing. If the Company, the Bureau, Northwest and Hanzhong do not make the contributions contemplated under the letters of intent, the Company will not have any rights with respect to the properties.

RELIANCE ON KEY MANAGEMENT. The Company's success depends upon the personal efforts and abilities of Johannes Petersen, a Director of the Company and the Company's Chief Executive Officer and President, Xiaojun ("Albert") Cui, a Director of the Company and Andrew Malim, its non-executive Chairman. The Company's ability to operate and implement its business plan is heavily dependent on the continued service of Messrs. Petersen, Cui and Malim, and the Company's ability to attract, retain and motivate qualified consultants and other outsourced labor, particularly in the area of gold exploration and development. The Company faces aggressive and continued competition for such personnel, qualified consultants and other outsourced labor. The Company cannot be certain that it will be able to attract, retain and motivate such personnel, qualified consultants and other outsourced labor. The loss of Mr. Petersen, Mr Malim or Mr. Cui, or the Company's inability to attract, retain and motivate such personnel, qualified consultants and other outsourced labor would have a material adverse effect on the Company's business and operations.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN. Our Company is in its early Exploration stage, as the Company does not currently offer any products or services and planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses. The Company had accumulated losses of $1,329,093, as of December 31, 2005. Additionally, the Company has no current prospects for future revenues. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot raise capital through debt or equity financing to conduct its operations.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company had no unregistered sales of equity securities during the three month period ended December 31, 2005.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

 a. Exhibits


Exhibit Number        Description of Exhibit
---------------    ---------------------------------

     2.1           Exchange Agreement (1)

     3.1           Articles of Incorporation   (2)

     3.2           Certificate of Amendment (3)

     3.3           By-Laws (2)

    10.1           Business Plan Purchase Agreement     (2)

    10.2           Option Agreement (4)

    10.3           Consulting Agreement with Sagit Investment Management
                   Ltd.  (5)

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

                                                  DRAGON GOLD RESOURCES, INC.

                                                  By:  /s/ Johannes Petersen
                                                  ----------------------------
                                                  Johannes Petersen
                                                  Dated: February 14, 2006
                                                  Chief Executive Officer
                                                  and Chief Financial Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2006

By: /s/ Johannes Petersen
Johannes Petersen
Chief Executive Officer
And Chief Financial Offer

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------


CERTIFICATION OF CHIEF EXECUTIVE OFFICER CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Johannes Petersen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Dragon Gold Resources, Inc. on Form 10-QSB for the quarterly period ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Dragon Gold Resources, Inc.



By: /s/ Johannes Petersen
-------------------------------
Name: Johannes Petersen
Title: Chief Executive Officer

And Chief Financial Officer

February 14, 2006