Form 10KSB/A
period 2005-03-31
Dragon Gold Resources, Inc.
filed 2006-04-25
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1
(Mark One)

[ X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

                                       OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                        Commission File Number 000-50541

                           Dragon Gold Resources, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                          88-0507007
 ------------------------------              --------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

         Regent's Place, 338 Euston Road, London NW1 3BT, United Kingdom
                    (Address of principal executive offices)

                                + 44 207 416 4920
                           (Issuer's telephone number)

        Class                  Shares Outstanding              Date
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Transition Small Business Disclosure Format:   Yes  [  ]   No  [ X ]

                           DRAGON GOLD RESOURCES, INC.
                                      INDEX

                                TABLE OF CONTENTS


                                                                        Page

PART I

         ITEM 1.      BUSINESS..............................................      3
         ITEM 2.      DESCRIPTION OF PROPERTY...............................      5
         ITEM 3.      LEGAL PROCEEDINGS.....................................      6
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS......................................      6

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS...........................      7
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                      OF OPERATION..........................................      7
         ITEM 7.      FINANCIAL STATEMENTS AND NOTES........................     10
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE................     22
         ITEM 8A.     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER
                      FINANCIAL REPORTING...................................     22

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT.....................     23
         ITEM 10.     EXECUTIVE COMPENSATION................................     23
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT.................................     24
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........     24
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K......................     24
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES................     25


SIGNATURES            ......................................................     25
Certifications        ......................................................  26-27

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

ITEM 2.  DESCRIPTION OF PROPERTY

Mineral Properties, Mongolia

The Company owns and/or has the right to acquire a series of mineral exploration licenses in Mongolia as described on the following table:

------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
        Area Name            License #      Province             Area (Km2)      Description
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------

1.      Olon Aarg            L7551X         Dornogovi                    100.14  Option Agreement to acquire 100% (1)
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
2.      Baruun Khavtsal      L7422X         Uvs                          100.42  Option Agreement to acquire 100% (1)
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
3.      Yamaat               L7552X         Zavkhan                      105.71  Option Agreement to acquire 100% (1)
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
4.      Uneged Uul           L7423X         Uvs / Zavkhan                 97.57  Option Agreement to acquire 100% (1)
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
5.      Ondor Khoshuu        L8048X         Dornogovi                     74.26  Option Agreement to acquire 100% (1)
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
6.      Del-Khad             L7389X         Uvurkhangai                   61.26  Owner of a 100% interest (2)
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------
7.      Oyut                 L7390X         Uvurkhangai                  172.26  Owner of a 100% interest (2)
------- -------------------- -------------- -------------------- --------------- ---------------------------------------------

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

Comparison of Operating Results

FISCAL YEAR ENDED MARCH 31, 2005 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2004

The Company had no revenues during the fiscal year ended March 31, 2005 or the fiscal year ended March 31, 2004.

Expenses increased by $531,922 from $17,693 during the first year ended March 31, 2004, to $549,615 (or 3,006%) for the fiscal year ended March 31, 2005. The increase in expenses was directly attributable to increased costs that the Company incurred in connection with its change of business focus from the information technology industry towards the gold exploration industry.

The increase in expenses was attributable to increases of $19,120 in accounting and audit expenses, $2,979 in depreciation and amortization expenses, $1,820 in foreign exchange expenses, $15,247 in general and administrative costs, $43,271 in legal and organizational costs, $200,803 in mineral property costs, $28,844 in rent and utilities expenses; and $88,622 in travel and promotion expenses. In addition, the Company faced an increase of $131,216 in management and geological consulting services provided by a director of the Company, a former director of the Company and a company owned by a significant shareholder of the Company.

During the fiscal year ended March 31, 2005 the company recorded a gain on the sale of assets of $1,000. For the fiscal year ended March 31, 2004, the company didn't record any gain or loss in the sale of assets.

As a result of the foregoing, the net operating loss of the company increased by $530,922 from a net loss of $17,693 for the fiscal year ended March 31, 2004 to a net loss of $548,615 for the fiscal year ended March 31, 2005. The Company had an accumulated deficit of $576,497 as of March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have not earned any revenue since inception on December 13, 2000 and we are presently in the exploration stage of our business.


As of March 31, 2005, the Company had total current liabilities of $35,536 consisting of accounts payable of $17,484, accrued liabilities of $16,899 and an amount due to related parties of $1,153, which includes $159 paid on behalf of the Company by a former director and $994 paid on behalf of the Company by current directors. The amount due is non-interest bearing, unsecured and has no specific terms of repayment.


During the fiscal year ended March 31, 2005, the Company spent $369,386 in its operating activities, which included a net loss of $548,615, amortization adjustments of $2,979, deferred compensation adjustments of $17,188, shares issued for services adjustment of $18,750, shares issued for mineral property costs adjustment of $165,000, an increase in deposits and prepaid expenses of $7,806, an increase in accounts payable and accrued liabilities of $22,729, and a decrease in amounts due to related parties of $5,235.


During the fiscal year ended March 31, 2005, the Company had negative $20,328 in cash flows from investing activities, due to a purchase of property and equipment of $5,328 and the development cost of its corporate website for $15,000.


During the fiscal year ended March 31, 2005, the Company had $299,965 in net cash provided by financing activities, which was from the proceeds from the sale of 599,930 shares of the Company's common stock.


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

ITEM 7.  FINANCIAL STATEMENTS

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)


                                                                Index

Report of Independent Registered Public Accounting Firm...........F-1

Consolidated Balance Sheets.......................................F-2

Consolidated Statements of Operations.............................F-3

Consolidated Statements of Cash Flows.............................F-4

Consolidated Statement of Stockholders' Equity....................F-5

Notes to the Consolidated Financial Statements....................F-6

                                       F-1


    (The accompanying notes are an integral part of the financial statements)

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



Houston, Texas
June 21, 2005

    (The accompanying notes are an integral part of the financial statements)

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)


                                                      March 31,     March 31,
                                                        2005         2004
                                                          $           $

Assets

Current Assets

Cash                                                   11,280      101,029
Prepaid expenses and deposits                           7,806            -
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Total Current Assets                                   19,086      101,029

Intangible Assets (Note 3)                             12,813            -
Property and Equipment (Note 4)                         4,536            -
----------------------------------------------------------------------------

Total Assets                                           36,435      101,029
----------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                       17,484        1,478
Accrued liabilities                                    16,899       10,176
Due to related parties (Note 6(a))                      1,153        6,388
----------------------------------------------------------------------------

Total Current Liabilities                              35,536       18,042
----------------------------------------------------------------------------

Commitments (Note 1 and 10)

Stockholders' Equity

Common Stock,
500,000,000 common shares authorized
with a par value of $0.001,
51,321,724 common shares issued and
outstanding (2004 - 50,396,794 shares)                 51,322       50,397

Additional Paid In Capital                            643,262       60,472

Stock Subscription Receivable                        (100,000)           -

Deferred Compensation                                 (17,188)           -

Deficit Accumulated During the Exploration Stage     (576,497)     (27,882)
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Total Stockholders' Equity                                899       82,987
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity             36,435      101,029
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)


                                                                                    Accumulated From
                                                        Year Ended              December 13, 2000 (Date
                                                                                  of Inception) to
                                                --------------------------------
                                                --------------------------------
                                                March 31,         March 31,           March 31,
                                                   2005             2004                 2005
                                                    $                 $                   $


Revenue                                               -                -                     -
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


Expenses

   Accounting and audit                          27,720            8,600               39,320
   Depreciation and amortization                  2,979                -                2,979
   Consulting (Note 6(b))                       132,416            1,200              137,616
   Foreign exchange                               1,959              139                2,173
   General and administrative                    18,379            3,132               23,488
   Legal and organizational                      47,869            4,598               53,437
   Mineral property costs                       200,803                -              200,803
   Rent and utilities                            28,844                -               28,844
   Travel and promotion                          88,646               24               88,837
------------------------------------------------------------------------------------------------

Total Expenses                                  549,615           17,693               577,497
------------------------------------------------------------------------------------------------

Gain on sale of assets                           (1,000)              --                (1,000)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Net Loss for the Period                        (548,615)         (17,693)             (576,497)
------------------------------------------------------------------------------------------------



Net Loss Per Share - Basic and Diluted            (0.01)               -
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding          53,040,000       47,145,000
------------------------------------------------------------------------------------------------



                                       F-5


    (The accompanying notes are an integral part of the financial statements)

Dragon Gold Resources, Inc.
(formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

                                                                                                     Accumulated From
                                                                          Year Ended                 December 13, 2000
                                                                 ---------------------------------
                                                                                                  (Date of Inception) to
                                                                 ---------------------------------
                                                                 ---------------------------------
                                                                  March 31,          March 31,           March 31,
                                                                     2005              2004                2005
                                                                      $                  $                   $


Cash Flows to Operating Activities

Net loss for the period                                                (548,615)          (17,693)         (576,497)

Adjustments to reconcile net loss to net cash used
In operating activities
   Depreciation and amortization                                          2,979                 -             2,979
   Deferred compensation                                                (17,188)                -           (17,188)
   Shares issued to settle expenses                                           -                 -             5,070
   Shares issued for services                                            18,750                 -            18,750
   Shares issued for mineral property costs                             165,000                 -           165,000

Change in operating assets and liabilities
(Increase) decrease in deposits and prepaid expenses                     (7,806)               32            (7,806)
Increase in accounts payable and accrued liabilities                     22,729             8,654            34,383
Increase in amounts due to related parties                               (5,235)              680            (3,883)
---------------------------------------------------------------------------------------------------------------------------
-                                                                                               -
Net Cash Used in Operating Activities                                  (369,386)           (8,327)         (379,192)
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities

      Purchase of property and equipment                                 (5,328)             -               (5,328)
      Purchase of intangible assets                                     (15,000)             -              (15,000)
---------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                   (20,328)             -              (20,328)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Proceeds from related party loan                                              -            12,745            12,745
Proceeds from issuance of common shares                                 299,965            96,524           398,055
---------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                               299,965           109,269           410,800
---------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                             (89,749)          100,942            11,280

Cash - beginning of period                                              101,029                87                 -
---------------------------------------------------------------------------------------------------------------------------

Cash - end of period                                                     11,280           101,029            11,280
---------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures
     Interest paid                                                            -                 -                 -
     Income tax paid                                                          -                 -                 -

Non-Cash Financing Activities

   Issuance of common stock for asset purchase                                -                 -               100
   Issuance of common stock for payment of expenses                           -                 -             4,970
   Issuance of common stock for acquisition of subsidiary               165,000                 -           165,000
   Issuance of common stock for settlement of related party loans             -             7,708             7,708
---------------------------------------------------------------------------------------------------------------------------


Dragon Gold Resources, Inc.
(Formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
Statement of Stockholders' Equity
From December 13, 2000 (Date of Inception) to March 31, 2005
(expressed in U.S. dollars)


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

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These financial statements include the accounts of the Company and its wholly-owned subsidiary, Dragon Minerals Holdings Inc. ("DMHI"). DMHI owns four wholly-owned subsidiaries, Dragon Minerals, Inc., Dragon Minerals-Shiquan Inc., Dragon Minerals-Taiyu Inc., and Dragon Minerals-Xunyang Inc. All intercompany transactions and balances have been eliminated in consolidation.

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

(j)      Mineral Property Costs

The Company has been in the exploration stage since its acquisition of Dragon Minerals Holdings, Inc. on July 15, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

2.       Summary of Significant Accounting Policies (continued)

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

3.   Intangible Assets
                                                                    March 31,         March 31,
                                                                       2005             2004
                                                  Accumulated      Net Carrying     Net Carrying
                                        Cost     Amortization         Value             Value
                                          $            $                $                 $


         Website development costs      15,000       2,187            12,813                -
         -------------------------------------------------------------------------------------------
         -------------------------------------------------------------------------------------------


4.   Property and Equipment
                                                                    March 31,         March 31,
                                                                       2005             2004
                                                  Accumulated      Net Carrying     Net Carrying
                                        Cost     Amortization         Value             Value
                                          $            $                $                 $

         Computer equipment              5,328         792             4,536                -
         -------------------------------------------------------------------------------------------
         -------------------------------------------------------------------------------------------


5.       Acquisition of Business

On July 15, 2004, the Company purchased 100% of the issued and outstanding common shares of Dragon Minerals Holdings Inc. ("DMHI"), a private British Virgin Islands company. DMHI owns 100% of the issued and outstanding common shares of Dragon Minerals Inc. ("DMI"), a private British Virgin Islands company. Accordingly, the results of operations for DMHI have been included in the accompanying consolidated financial statements from the date of acquisition. DMI is involved in mineral property acquisition and exploration in China. The purchase price was $184,579 which included the issue of 16,500,000 common shares at a fair value of $165,000, acquisition costs of $12,235 and negative book value of DMHI of $7,344. The common shares were valued at a nominal $0.01 per share as the Company had just disposed of its Linux based business and had no significant assets, liabilities, nor operations. The Company used the purchase method of accounting for this acquisition and the purchase price was allocated to mineral property costs. As the mineral property did not have any proven or probable reserves, the costs have been charged to operations.

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

8.       Common shares (continued)

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

The composition of deferred tax assets and liabilities and the related tax effects at March 31, 2005 and 2004 are as follows:


                                                   March 31,    March 31,
                                                     2005         2004
                                                       $            $

           Deferred tax assets:
              Net operating losses                  139,378     9,520
              Valuation allowance                 (139,378)   (9,520)
   -------------------------------------------- ------------ ------------
   -------------------------------------------- ------------ ------------

           Total deferred tax assets                     --        --
   -------------------------------------------- ------------ ------------
   -------------------------------------------- ------------ ------------

           Deferred tax liability                        --        --
   -------------------------------------------- ------------ ------------
   -------------------------------------------- ------------ ------------

           Net deferred tax asset (liability)            --        --
   -------------------------------------------- ------------ ------------


The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended March 31, 2005 and 2004 is as follows:


                                                                March 31, 2005             March 31, 2004
                                                                   Amount          %           Amount         %


         Provision (benefit) for income tax at federal
            statutory rate                                     $(186,529)     (34.0)        $ (6,016)    (34.0)
         Increase (decrease) in valuation allowance               129,858       23.7            6,016      34.0
         Non-deductible mineral property expense                   56,100       10.2                -         -
         Non-deductible compensation expense                          571        0.1                -         -
---------------------------------------------------------- --------------- ---------- ---------------- ---------

                                                                  $     -          -           $    -         -


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

As of the end of the year covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") Chief Financial Officer ("CFO"). Based on this evaluation, management, including our CFO/CEO, concluded that our disclosure controls and procedures were effective, and that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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


                                 DRAGON GOLD RESOURCES, INC.


                                 By:
                                 Johannes Petersen
                                 Executive Officer & Chief Financial Officer
Dated: April  24, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                       Title                              Date

Johannes Petersen          Chief Executive Officer            April  24, 2006
                           Chief Financial Officer &
                           Director

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

4. I amresponsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Dated: April 24, 2006

By: /s/ Johannes Petersen
Johannes Petersen
Chief Executive Officer and
Chief Financial Officer

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


April 24 2006