Form 10KSB
period 2006-03-31
Dragon Gold Resources, Inc.
filed 2006-08-01
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2006

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

                                + 44 207 416 4920
                           (Issuer's telephone number)

                  Class                                   Date
                  -----                                   ----
         Common, $0.001 par value                     July 13, 2006

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

     The number of shares of the registrant's common stock outstanding as of July 27, 2006 was 54,221,724. The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity as of July 13, 2006, was approximately $384,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Transition Small Business Disclosure Format:   Yes  [  ]   No  [ X ]

                           DRAGON GOLD RESOURCES, INC.
                                      INDEX

                                TABLE OF CONTENTS

                                                                         Page

PART I

         ITEM 1.      BUSINESS.............................................   3
         ITEM 2.      DESCRIPTION OF PROPERTY..............................   5
         ITEM 3.      LEGAL PROCEEDINGS....................................   7
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.....................................   7

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS..........................   7
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                      OF OPERATION.........................................   8
         ITEM 7.      FINANCIAL STATEMENTS AND NOTES.......................  10
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...............  24
         ITEM 8A.     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER
                      FINANCIAL REPORTING..................................  25

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT....................  25
         ITEM 10.     EXECUTIVE COMPENSATION...............................  26
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT................................  27
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......  27
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K.....................  27
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...............  27


SIGNATURES            .....................................................  27

SPECIAL NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Dragon Gold Resources, Inc. ("the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to March 31, 2006.


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

Dragon Minerals Holdings, Inc. was incorporated on February 25, 2004 as an International Business Company incorporated under the laws of the British Virgin Islands. The Registrant is a holding company for Dragon Minerals Holdings Inc. which in turn holds all of the common stock of Dragon Minerals Inc., Dragon Minerals - Shiquan, Inc., Dragon Minerals - Taiyu, Inc., and Dragon Minerals - Xunyang, Inc., all of them International Business Companies incorporated under the laws of the British Virgin Islands. On July15, 2004, the Registrant acquired 100% of the issued and outstanding common stock of Dragon Minerals Holdings Inc, as discussed above. The Company is headquartered in London, UK. The Company had intended to engage in gold exploration and development activities in the People's Republic of China ("China") and Mongolia and pursuant thereto had executed a number of letters of intent and cooperative agreements. However, after further assessment of its mining claims, these agreements were terminated. The Company is presently evaluating further its mining properties and also exploring other business opportunities.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Mineral Properties, Mongolia

The Company owns and/or has the right to acquire a series of mineral exploration licenses in Mongolia as described on the following table:

---- ----------------- ----------- --------------- --------------- --------------------------------------
     Area Name         License #   Province        Area (Km2)      Description
---- ----------------- ----------- --------------- --------------- --------------------------------------

1.   Olon Aarg         L7551X      Dornogovi               100.14  Option Agreement to acquire 100% (1)
---- ----------------- ----------- --------------- --------------- --------------------------------------
---- ----------------- ----------- --------------- --------------- --------------------------------------
2.   Baruun Khavtsal   L7422X      Uvs                     100.42  Option Agreement to acquire 100% (1)
---- ----------------- ----------- --------------- --------------- --------------------------------------
---- ----------------- ----------- --------------- --------------- --------------------------------------
3.   Yamaat            L7552X      Zavkhan                 105.71  Option Agreement to acquire 100% (1)
---- ----------------- ----------- --------------- --------------- --------------------------------------
---- ----------------- ----------- --------------- --------------- --------------------------------------
4.   Uneged Uul        L7423X      Uvs / Zavkhan            97.57  Option Agreement to acquire 100% (1)
---- ----------------- ----------- --------------- --------------- --------------------------------------
---- ----------------- ----------- --------------- --------------- --------------------------------------
5.   Ondor Khoshuu     L8048X      Dornogovi                74.26  Option Agreement to acquire 100% (1)
---- ----------------- ----------- --------------- --------------- --------------------------------------
---- ----------------- ----------- --------------- --------------- --------------------------------------
6.   Del-Khad          L7389X      Uvurkhangai              61.26  Owner of a 100% interest (2)
---- ----------------- ----------- --------------- --------------- --------------------------------------
---- ----------------- ----------- --------------- --------------- --------------------------------------
7.   Oyut              L7390X      Uvurkhangai             172.26  Owner of a 100% interest (2)
---- ----------------- ----------- --------------- --------------- --------------------------------------

(1) On January 20, 2005, the Company entered into an option agreement (the "Agreement") to acquire a 100% interest, subject to a 2% net smelter royalty, in certain mining claims located in Mongolia. To acquire its interest, the Company paid CDN$20,000 upon execution of the Agreement, and is required to pay, CDN$30,000 on or before January 20, 2006, and CDN$50,000 on or before January 20, 2007. The Company has the right to purchase the first two-thirds of the royalty interest at any time in consideration of payments of CDN$300,000 for each one-third portion. The Company also has the right of first refusal for the remaining one-third royalty interest. On November 23, 2003, the Company determined not exercise its option to acquire a 100% interest in these mining claims.

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

NORTHWEST MONGOLIA

Baruun Khavtsal (L7422X) - The field is located in Uvs Province, approximately 1300 km away from Ulaanbaatar and occupies an area of 10,042 hectars. The property is accessible via paved road all year round. This property is located within the Ozernaya terrane in northwest Mongolia and lies to the east of the International Uranium Corporation's Tsagaan Tolgoi/Shiveen Gol copper-gold project. Previous exploration work identified copper and iron occurrences.

Uneged Uul  (L7423X) - The  property  lies on two  provinces:  Uvs and  Zavkhan, approximately 1120km westward of Ulaanbaatar. It covers an area of 9,757 hectares and it is located in the western part of hte Hangai range within the Northern Mongolian folding system and exposed to sedimentary-volcanic complex of the north-western part of he Zavkhan structural formation. Geographically it restss within small mountains in the north uprising of the Hunguin River basis. Access to the property is via a dirt road. The area underwent geological and stratigraphic surveys at various levels.

Yammat (L7552X) - This property is located at approximately 1,070 km west of Ulaanbaatar, in Zavkhan province. It covers an area of 10,571 hectares. The exploration field is located in the western part of the Hangai mountain range within the Northern Mongolian folding system and exposed to Permian intrusive complex of the Zavkhan structural formation. Geographiclly it restss in the north uprising of the Zavkhan River and belongs to a high mountain zone. The area underwent geological and stratigraphic surveys at various levels.

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

Letters of Intent, Cooperative Agreements

On September 21, 2005, the Company entered into a cooperative agreement with Yinchuan Gaoxin District Shijin Mining Ltd. ("Yinchuan Mining") to form a Sino-Foreign cooperative joint venture company ("JV Company") for the exploration and development of the Xijishui Gold Property and its surrounding area located in Jingyuan County, Gansu Province, China. Pursuant to the agreement, the Company must pay $150,000 to Yinchuan Mining over a period of 12 months after Yinchuan Mining transfers its mineral exploration rights to the JV Company. The Company will have the right to earn an 80% interest in the JV Company by spending $1,200,000 for exploration activities over a two year period. The term of the cooperation agreement was 30 years. In May 2006, the Company terminated the cooperative agreement with Yinchuan Mining.

On September 10, 2005, the Company entered into a cooperative agreement with the Guilin Research Institute of Geology and Mineral Resources ("Institute") to form a Sino-Foreign cooperative joint venture company ("JVC") for the exploration and development of the Maling and Longhou Gold Properties located in Guangxi Province, China. Pursuant to the agreement, the Company must pay $800,000 to the Institute in stages over a period of 30 months after the Institute transfers its mineral exploration rights to the JVC. The Company will have the right to earn a 75% interest in the JVC by spending $2,500,000 for exploration activities over a three year period. The term of the cooperation agreement was 30 years. In May 2006 the Company terminated the cooperative agreement with Institute.

On June 2, 2005, the Company entered into an Exploration License Transfer Agreement to acquire a 100% interest in two mining claims located in Mongolia. The Company is required to pay $9,500 on execution of the agreement, and an additional $9,500 upon the transfer of the exploration licenses.

On March 15, 2005, the Company entered into a Letter of Intent with the Hanzhong Geological Brigade of the Bureau of Geology & Mineral Exploration of Shaanxi Province, China ("Brigade") to form a Sino-Foreign cooperative joint venture company for the exploration and development of up to seven properties located in Hanzhong, Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Brigade would contribute the Exploration Permit and their previous exploratory findings. In May 2006 the Company terminated the Letter of Intent with Brigade.

On January 20, 2005, the Company entered into an option agreement (the "Agreement") to acquire a 100% interest, subject to a 2% net smelter royalty, in certain mining claims located in Mongolia. To acquire its interest, the Company paid CDN$20,000 upon execution of the Agreement, and must pay CDN$30,000 on or before January 20, 2006, and an additional CDN$50,000 on or before January 20, 2007. The Company has the right to purchase the first two-thirds of the royalty interest at any time in consideration of payments of CDN$300,000 for each one-third portion. The Company also has the right of first refusal for the remaining one-third royalty interest. On November 23, 2005, the Company determined not to exercise its option to acquire a 100% interest in these mining claims.

On March 1, 2004, Company's wholly-owned subsidiary Dragon Minerals Inc. ("DMI") entered into a Letter of Intent with the Northwest Geology and Exploration Bureau for Nonferrous Metals Party ("Party") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of a property located in Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Party would contribute the Permit and their previous exploratory findings.

On February 24, 2004, DMI entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province ("Bureau") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of up to twelve properties located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Bureau would contribute the Permits and their previous exploratory findings.

Subsequent to the Company's fiscal year-end, it executed termination agreements and all of the letters of intent and cooperative agreements were cancelled. Because of the termination of these agreements, the company is also exploring other business opportunities.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings, pending or threatened, which it is a party to.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Since the acquisition of Dragon Minerals Holdings Inc., and Subsidiaries and adoption of our current business plan in July 2004, our Common Stock has been listed on the over-the-counter electronic bulletin board ("OTCBB") under the symbol "DRGO.OB". The following table sets forth the range of high and low bid prices for each quarter since July 2004
                                            Year Ended          Year Ended
------------------------------------------ -----------------  -----------------
                                            March 31, 2005      March 31, 2006
------------------------------------------ -----------------  -----------------
                                            High      Low       High      Low
------------------------------------------ -------- --------  -------- --------
------------------------------------------ -------- --------  -------- --------
Fourth Quarter                               $1.37    $0.58      $.17     $.05
------------------------------------------ -------- --------  -------- --------
------------------------------------------ -------- --------  -------- --------
Third Quarter                                 0.83     0.59       .13      .05
------------------------------------------ -------- --------  -------- --------
------------------------------------------ -------- --------  -------- --------
Second Quarter *                              1.00     0.60       .20      .11
------------------------------------------ -------- --------  -------- --------
------------------------------------------ -------- --------  -------- --------
*The quarter ending September 30, 2004           -        -      1.37      .26
------------------------------------------ -------- --------  -------- --------

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations give effect to a seven-for-one stock split effective June 14, 2004.

At July 12, 2005, the closing bid price of the Common Stock was $0.24.

As of July 12, 2005, we estimate that there were in excess of 300 beneficial holders of our Common Stock.

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


Year-ended March 31, 2006 Compared to Year-ended March 31, 2003

The Company had no revenues for either the year ended March 31, 2006 or March 31, 2005

Expenses for the Company increased by $280,871 or 51.1% to $830,486 for the year ended March 31, 2006 from $549,615 for the year ended March 31, 2005. This increase consisted of increases in depreciation and amortization of $2,743, consulting of $447,996, foreign exchange of $322 and general and administration expenses of $4,671. These increases were partially offset by decreases in accounting and auditing of $11,575, legal and organizational of $30,789 and reduction in impairment losses of $119,465, in rent of $2,567 and travel and promotion of $10,467.

For the year-ended March 31, 2005, the company reported a gain on the sale of assets of $1,000. There was no gain or loss for the year ended March 31, 2006. As a result of the foregoing, the Company's net operating loss for the year-ended March 31, 2006 increased to $830,486, or ($.02) per share from a loss of $548,615 or ($.01) per share for the year ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, the Company had cash of $4,348 and negative working capital of $31,613. This compares with cash of $11,280 and negative working capital of $16,450 as of March 31, 2005.

Net cash used in operating activities increased to $325,007 for the year-ended March 31, 2006 from $168,583 for the year ended March 31, 2005. This increase resulted from an increase in the net operating loss of $281,871 and a reduction of impairment loss of $119,465 which was partially offset by an increase in depreciation and amortization of $2,743. The reversal of deferred compensation of $17,188, expenses paid by a related party of $53,000 an increase in shares issued for services or properties of $152,500 and net changes in the current accounts of $1,457.

Net cash used in investing activities decreased to $81,925 for the year ended March 31, 2006 from $221,131 for the year ended March 31, 2005. For the year ended March 31, 2006, the company purchased mineral properties for $81,338 and property and equipment for $587. This compares with the purchase of mineral properties for $200,803, plant and equipment for $5,328 and intangible assets for $15,000 during the year-ended March 31, 2005.

Cash provided by financing activities totaled $400,000 for the year-ended March 31, 2006 and $299,965 for the year-ended March 31, 2005. All of the proceeds for each period were from the sale of common stock.

As a result of teh Company executing termination agreements subsequent to year end which effectively terminated all of the outstanding letters of intent and cooperative agreements, the Company's need forimmediate cash has been reduced. However, administrative costs and expenses continue.

Because the company has not yet generated revenue or earnings, it has been dependant on the sale of its shares on loans from related parties. There is no guaranty that the Company will be able to procure such loans or sell its shares in the future. However, unless it is able to generate funds from such sources in the future, it will be unable to execute its business plan or continue its operations for the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS


Dragon Gold Resources, Inc.
(An Exploration Stage Company)


                                                                Index

Report of Independent Registered Public Accounting Firm...........F-1

Consolidated Balance Sheets.......................................F-2

Consolidated Statements of Operations.............................F-3

Consolidated Statements of Cash Flows.............................F-4

Consolidated Statement of Stockholders' Equity (Deficit)..........F-5

Notes to the Consolidated Financial Statements....................F-6

HAM,
  LANGSTON &
   BREZINA, L.L.P.
Certified Public Accountants



             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Dragon Gold Resources, Inc.


We have audited the accompanying balance sheet of Dragon Gold Resources, Inc. (the "Company") as of March 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from inception, December 13,2000 through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended March 31, 2004, and for the period from inception, December 13, 2000 to March 31, 2004 were audited by other auditors whose report dated June 2, 2004, expressed an unqualified opinion on those statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period from inception, December 13, 2000 to March 31, 2004 reflect total revenues and net loss of $0 and $17,693, respectively, of the related totals. The other auditor;s report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dragon Gold Resources, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the year then ended and for the period from inception, December 13, 2000 through March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

                                          /s/ Ham, Langston & Brezina, L.L.P.


Houston, Texas
June 21, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dragon Gold Resources, Inc.

We have audited the accompanying consolidated balance sheet of Dragon Gold Resources, Inc. and its subsidiaries (an exploration stage company)(the
"Company"), as of March 31, 2006 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended, and the period from inception (December 13, 2000) to March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended March 31, 2005, and for the period December 13, 2000 through March 31, 2005 were audited by other auditors whose report, dated June 21, 2005, expressed an unqualified opinion on those statements, and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period from inception (December 13, 2000) through March 31, 2005 reflect no revenue and a net loss of $576,497, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dragon Gold Resources, Inc. as of March 31, 2006, and the results of its operations and its cash flows for the year then ended, and for the period from inception (December 13, 2000) to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has never generated any revenue and has suffered recurring losses from operations and at March 31, 2006 is in a negative working capital position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Thomas Leger & Co. L.L.P.


June 30, 2006
Houston, Texas

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)


                                                             March 31,    March 31,
                                                               2006          2005
                                                                 $            $
                                                            ----------   ----------


Assets

Current Assets

Cash                                                          4,348        11,280
Accounts receivable                                           2,610             -
Prepaid expenses and deposits                                 3,829         7,806
                                                            ---------     ---------
Total Current Assets                                         10,787        19,086

Intangible Assets (Note 3)                                    9,063        12,813
Property and Equipment (Note 4)                               3,151         4,536
                                                            ---------     ---------
Total Assets                                                 23,001        36,435
                                                            ---------     ---------
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts payable                                             20,212        17,484
Accrued liabilities                                           1,228        16,899
Due to related parties (Note 6(a))                           20,960         1,153
                                                            ---------     ---------
Total Current Liabilities                                    42,400        35,536
                                                            ---------     ---------
Commitments (Note 1 and 10)

Stockholders' Equity (Deficit)

Common Stock,
500,000,000 common shares authorized with a par
value of $0.001, 54,221,724 common shares issued
and outstanding (2005 - 51,321,724 shares)                   54,222        51,322

Additional Paid In Capital                                1,333,362       643,262

Stock Subscription Receivable                                     -      (100,000)

Deferred Compensation                                             -       (17,188)

Deficit Accumulated During the Exploration Stage         (1,406,983)     (576,497)
                                                          ---------     ---------
Total Stockholders' Equity (Deficit)                        (19,399)          899
                                                           ---------     ---------
Total Liabilities and Stockholders' Equity                   23,001        36,435
                                                           ---------     ---------

   The accompanying notes are an integral part of these financial statements

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars, except shares outstanding)


                                                                  Year Ended                Accumulated From
                                                                                            December 13, 2000
                                                                                         (Date of Inception) to
                                                        ----------------------------
                                                         March 31,         March 31,            March 31,
                                                            2006              2005                2006


Revenue                                                            -              -                   -


Expenses

   Accounting and audit                                     $ 16,145      $  27,720          $  55,465
   Depreciation and amortization                               5,722          2,979              8,701
   Consulting (Note 6)                                       580,412        132,416            718,028
   Foreign exchange                                            2,281          1,959              4,454
   General and administrative                                 23,050         18,379             46,538
   Legal and organizational                                   17,080         47,869             70,517
   Impairment loss on mineral property acquisition costs      81,338        200,803            282,141
   Rent                                                       26,277         28,844             55,121
   Travel and promotion                                       78,181         88,646            167,018
---------------------------------------------------------------------------------------------------------

Total Expenses                                               830,486        549,615          1,407,983
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Gain on sale of assets                                             -         (1,000)            (1,000)
---------------------------------------------------------------------------------------------------------

Net Loss                                                   $(830,486)     $(548,615)       $(1,406,983)
---------------------------------------------------------------------------------------------------------



Net Loss Per Share - Basic and Diluted                      $  (0.02)      $  (0.01)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                       54,260,000     53,040,000
---------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)


                                                                                                           Accumulated From
                                                                              Year Ended               December 13, 2000
                                                                 -------------------------------------
                                                                                                      (Date of Inception)
                                                                                                              to
                                                                 -------------------------------------
                                                                    March 31,          March 31,          March 31,
                                                                      2006              2005               2006
                                                                        $                  $                  $


Operating Activities

Net loss                                                            (830,486)          (548,615)       (1,406,983)

Adjustments to reconcile net loss to net cash used
in operating activities
   Depreciation and amortization                                       5,722              2,979             8,701
   Deferred compensation                                              17,188            (17,188)                -
   Expenses paid by related party                                     53,000                  -            53,000
   Impairment loss on mineral property acquisition costs              81,338            200,803           282,141
   Shares issued to settle expenses                                        -                  -             5,070
   Shares issued for services                                        340,000             18,750           358,750
   Shares issued for mineral property costs                                -            165,000           165,000

Change in operating assets and liabilities
Accounts receivable                                                   (2,610)                 -            (2,610)
Deposits and prepaid expenses                                          3,977             (7,806)           (3,829)
Accounts payable and accrued liabilities                             (12,943)            22,729            21,440
Amounts due to related parties                                        19,807             (5,235)           15,924
---------------------------------------------------------------------------------------------------------------------
-
Net Cash Used in Operating Activities                               (325,007)          (168,583)         (503,396)
---------------------------------------------------------------------------------------------------------------------

Investing Activities

      Mineral property acquisition costs                             (81,338)          (200,803)         (282,141)
      Purchase of property and equipment                                (587)           (5,328)            (5,915)
      Purchase of intangible assets                                        -           (15,000)           (15,000)
---------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                (81,925)         (221,131)          (303,056)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Financing Activities

   Proceeds from related party loan                                        -                  -            12,745
   Proceeds from issuance of common shares                           400,000            299,965           798,055
---------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                            400,000            299,965           810,800
---------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                           (6,932)           (89,749)            4,348

Cash - beginning of period                                            11,280            101,029                 -
---------------------------------------------------------------------------------------------------------------------

Cash - end of period                                                   4,348             11,280             4,348
---------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures
     Interest paid                                                         -                  -                 -
     Income tax paid                                                       -                  -                 -

Non-Cash Financing Activities

   Issuance of common stock for asset purchase                             -                  -               100
   Issuance of common stock for payment of expenses                        -                  -             4,970
   Issuance of common stock for services                             340,000             18,750           358,750
   Issuance of common stock for acquisition of subsidiary                  -            165,000           165,000
   Issuance of common stock for settlement of related party loans          -                  -             7,708
---------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From December 13, 2000 (Date of Inception) to March 31, 2006
(expressed in U.S. dollars)


                                                                                                 Deficit
                                                         Additional                           Accumulated
                                                          Paid In      Stock                  During the
                                                          Capital   Subscription  Deferred    Development
                                     Shares     Amount   (Discount) Receivable  Compensation     Stage       Total
                                       #           $         $           $            $            $           $


Balance - December 13, 2000 (Date
of Inception)                               -           -         -        -             -             -         -

Common stock issued for cash       10,962,000      10,962    (9,396)       -             -             -     1,566

Common stock issued for
organizational expenses             6,790,000       6,790    (5,820)       -             -             -       970

Common stock issued for asset
purchase                              700,000         700      (600)       -             -             -       100

Net loss for the period                     -           -         -        -             -        (3,437)   (3,437)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2001           18,452,000      18,452   (15,816)       -             -        (3,437)     (801)

Common stock issued for services   28,000,000      28,000   (24,000)       -             -             -     4,000

Net loss for the year                       -           -         -        -             -        (5,508)   (5,508)
--------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2002           46,452,000      46,452   (39,816)       -             -        (8,945)   (2,309)

Net loss for the year                       -           -         -        -             -        (1,244)   (1,244)
--------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2003           46,452,000      46,452   (39,816)       -             -       (10,189)   (3,553)

Common stock issued for cash, net
of offering costs of $8,476         3,675,000       3,675    92,849        -             -             -    96,524

Common stock issued for debt
settlement                            269,794         270     7,439        -             -             -     7,709

Net loss for the year                       -           -         -        -             -       (17,693)  (17,693)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2004           50,396,794      50,397    60,472        -             -       (27,882)   82,987

Cancellation of common stock by
former Director                   (16,400,000)    (16,400)   16,400        -             -             -         -

Common stock issued for
acquisition
of subsidiary                      16,500,000      16,500   148,500        -             -             -   165,000

Common stock issued for cash          799,930         800   399,165 (100,000)            -             -   299,965

Stock issued for services              25,000          25    18,725        -       (17,188)            -     1,562

Net loss for the year                       -           -         -        -             -      (548,615) (548,615)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2005           51,321,724      51,322   643,262  (100,000)     (17,188)     (576,497)      899
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From December 13, 2000 (Date of Inception) to March 31, 2006
(expressed in U.S. dollars)


                                                                                                Deficit
                                                                                              Accumulated
                                                          Additional    Stock                   During the
                                                          Paid In   Subscription  Deferred    Development
                                     Shares     Amount    Capital   Receivable  Compensation     Stage        Total
                                        #          $         $           $            $            $            $


Balance - March 31, 2005            51,321,724     51,322   643,262  (100,000)    (17,188)         (576,497)      899

Cash received for stock
subscription receivable                      -          -         -   100,000            -                -   100,000

Common stock issued for cash         1,900,000      1,900   298,100        -             -                -   300,000

Stock issued for services            1,000,000      1,000   339,000        -             -                -   340,000

Deferred compensation                        -          -         -        -        17,188                -    17,188

Expenses paid by related party               -          -    53,000        -             -                -    53,000

Net loss for the year                        -          -         -        -             -         (830,486) (830,486)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2006            54,221,724     54,222 1,333,362        -             -       (1,406,983)  (19,399)
-----------------------------------------------------------------------------------------------------------------------


                                       17
   The accompanying notes are an integral part of these financial statements

1.   Exploration Stage Company

     Dragon Gold Resources, Inc. (the "Company") was incorporated in the State of Nevada, U.S.A. on December 13, 2000 under the name "Folix Technologies, Inc." Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc. The Company's principal business was the development of a Linux based application server and thin client computing systems. During the year ended March 31, 2005, the Company entered into the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. ("DMHI"), a private British Virgin Island company. DMHI is involved in mineral property acquisition and exploration in China. Refer to Notes 5 and 12 (c).

     The Company was previously in the development stage as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises" related to its Linux based business. The Company changed to the exploration stage during the year ended March 31, 2005 with the acquisition of its interest in Dragon Minerals Holdings, Inc. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As of March 31 2006, the Company has accumulated losses of $1,406,983 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation

     These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Dragon Minerals Holdings Inc. ("DMHI"). DMHI owns four wholly-owned subsidiaries, Dragon Minerals, Inc., Dragon Minerals-Shiquan Inc., Dragon Minerals-Taiyu Inc., and Dragon Minerals-Xunyang Inc. All intercompany transactions and balances have been eliminated in consolidation. (b) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. (c) Cash and Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. (d) Foreign Currency Translation

     The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are undertaken primarily in Canadian dollars, Chinese Yuan and British pounds. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

(i)  Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2006 and 2005 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(n)      Stock-Based Compensation

         The Company accounts for its stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. The Company will be required to adopt SFAS No. 123R on April 1, 2006.

(o)      Recent Accounting Pronouncements

         In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

         The FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position.

p)       Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

3.       Intangible Assets

                                                                  March 31,         March 31,
                                                                    2006             2005
                                               Accumulated      Net Carrying     Net Carrying
                                     Cost     Amortization         Value             Value
                                       $            $                $                 $


         Website development costs   15,000       5,937             9,063           12,813
         ----------------------------------------------------------------------------------------
         ----------------------------------------------------------------------------------------


4.       Property and Equipment
                                                                 March 31,         March 31,
                                                                    2006             2005
                                               Accumulated      Net Carrying     Net Carrying
                                     Cost     Amortization         Value             Value
                                       $            $                $                 $

         Computer equipment           5,915       2,764             3,151            4,536
         ----------------------------------------------------------------------------------------
         ----------------------------------------------------------------------------------------


5.       Acquisition of Business

         On July 15, 2004, the Company purchased 100% of the issued and outstanding common shares of Dragon Minerals Holdings Inc. ("DMHI"), a private British Virgin Islands company. DMHI owns 100% of the issued and outstanding common shares of Dragon Minerals Inc. ("DMI"), a private British Virgin Islands company. Accordingly, the results of operations for DMHI have been included in the accompanying consolidated financial statements from the date of acquisition. DMI is involved in mineral property acquisition and exploration in China. The purchase price was $184,579 which included the issue of 16,500,000 common shares at a fair value of $165,000, acquisition costs of $12,235 and negative book value of DMHI of $7,344. The common shares were valued at a nominal $0.01 per share as the Company had just disposed of its Linux based business and had no significant assets, liabilities, nor operations. The Company used the purchase method of accounting for this acquisition and the purchase price was allocated to mineral property costs. As the mineral property did not have any proven or probable reserves, the costs have been charged to operations. Refer to Note 12 (c).

6.       Related Party Transactions

(a) The amount due to related parties at March 31, 2006 (2005 - $1,153) of $20,960 represents expenses of $159 paid on behalf of the Company by a former Director and $25,000 in consulting fees due to directors, offset by $4,199 advanced to current directors. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

(b) During the year ended March 31, 2006, the Company incurred $120,000 (2005 - $95,000) for consulting services performed by the President of the Company, $39,650 (2005 - $27,853) for consulting services provided by a company owned by a significant shareholder of the Company and $402,500 for consulting services provided by the Chairman of the Board of Directors of the Company, which includes $62,500 as part of an employment agreement and a one time bonus of 1,000,000 shares of restricted common stock with a fair value of $340,000.

(c) During the year ended March 31, 2006, the Company recognized $50,000 for donated services and $3,000 for donated rent provided by the President of the Company.

7.       Mineral Properties

(a) On September 21, 2005, the Company entered into a cooperative agreement with Yinchuan Gaoxin District Shijin Mining Ltd. ("Yinchuan Mining") to form a Sino-Foreign cooperative joint venture company ("JV Company") for the exploration and development of the Xijishui Gold Property and its surrounding area located in Jingyuan County, Gansu Province, China. Pursuant to the agreement, the Company must pay $150,000 to Yinchuan Mining over a period of 12 months after Yinchuan Mining transfers its mineral exploration rights to the JV Company. The Company will have the right to earn an 80% interest in the JV Company by spending $1,200,000 for exploration activities over a two year period. The term of the cooperation agreement was 30 years. In May 2006, the Company terminated the cooperative agreement with Yinchuan Mining.

(b) On September 10, 2005, the Company entered into a cooperative agreement with the Guilin Research Institute of Geology and Mineral Resources ("Institute") to form a Sino-Foreign cooperative joint venture company ("JVC") for the exploration and development of the Maling and Longhou Gold Properties located in Guangxi Province, China. Pursuant to the agreement, the Company must pay $800,000 to the Institute in stages over a period of 30 months after the Institute transfers its mineral exploration rights to the JVC. The Company will have the right to earn a 75% interest in the JVC by spending $2,500,000 for exploration activities over a three year period. The term of the cooperation agreement was 30 years. In May 2006 the Company terminated the cooperative agreement with Institute.

(c) On June 2, 2005, the Company entered into an Exploration License Transfer Agreement to acquire a 100% interest in two mining claims located in Mongolia. The Company is required to pay $9,500 on execution of the agreement, and an additional $9,500 upon the transfer of the exploration licenses.

(d) On March 15, 2005, the Company entered into a Letter of Intent with the Hanzhong Geological Brigade of the Bureau of Geology & Mineral Exploration of Shaanxi Province, China ("Brigade") to form a Sino-Foreign cooperative joint venture company for the exploration and development of up to seven properties located in Hanzhong, Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Brigade would contribute the Exploration Permit and their previous exploratory findings. In May 2006 the Company terminated the Letter of Intent with Brigade.

(e) On January 20, 2005, the Company entered into an option agreement (the "Agreement") to acquire a 100% interest, subject to a 2% net smelter royalty, in certain mining claims located in Mongolia. To acquire its interest, the Company paid CDN$20,000 upon execution of the Agreement, and must pay CDN$30,000 on or before January 20, 2006, and an additional CDN$50,000 on or before January 20, 2007. The Company has the right to purchase the first two-thirds of the royalty interest at any time in consideration of payments of CDN$300,000 for each one-third portion. The Company also has the right of first refusal for the remaining one-third royalty interest. On November 23, 2005, the Company determined not to exercise its option to acquire a 100% interest in these mining claims.

(f) On March 1, 2004, Company's wholly-owned subsidiary Dragon Minerals Inc. ("DMI") entered into a Letter of Intent with the Northwest Geology and Exploration Bureau for Nonferrous Metals Party ("Party") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of a property located in Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Party would contribute the Permit and their previous exploratory findings.

(g) On February 24, 2004, DMI entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province ("Bureau") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of up to twelve properties located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Bureau would contribute the Permits and their previous exploratory findings.

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

     9. Stock Options

     During the year ended March 31, 2006, the Company granted stock options to acquire up to 3,000,000 shares of common stock exercisable at $0.366 per share on or before May 12, 2010. One-third of the options vest each year, for the first three years, on the anniversary date of the agreement. Refer to Note 10(b).

     A summary of the Company's stock option activity is as follows:

                                                 Year ended                            Year ended
                                               March 31, 2006                        March 31, 2005
                                     -----------------------------------     --------------------------------
                                     ------------------ ----------------     -------------- -----------------
                                     Number of Options         Weighted          Number of          Weighted
                                                                Average                              Average
                                                         Exercise Price            Options    Exercise Price
   --------------------------------- ------------------ ----------------     -------------- -----------------

   Balance, beginning of period                      -           $    -                  -            $    -

   Granted                                   3,000,000            0.366                  -                 -

   Cancelled / Forfeited                             -                -                  -                 -

   Exercised                                         -                -                  -                 -
   --------------------------------- ------------------ ---------------- --- -------------- -----------------
   --------------------------------- ------------------ ---------------- --- -------------- -----------------

   Balance, end of period                    3,000,000         $  0.366                  -            $    -
   --------------------------------- ------------------ ---------------- --- -------------- -----------------

     As at March 31, 2006, the following options are outstanding:

                                                      Outstanding                               Exercisable
                                      ---------------------------------------------    ------------------------------
                                      ------------- -------------- ----------------    --------------- --------------
            Exercise price                               Weighted         Weighted                          Weighted
                                                          average          Average                           Average
                                                        remaining         Exercise                          Exercise
                                         Number of    contractual            Price          Number of          Price
                   $                        shares   life (years)                $             shares              $
                                      ------------- -------------- ----------------    --------------- --------------
                                      ------------- -------------- ----------------    --------------- --------------

                 0.366                 3,000,000           4.13        $ 0.366                   -          $   -
                                      ------------- -------------- ----------------    --------------- --------------

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' service period.

     The fair value of the options granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; risk-free interest of 3.71%; expected volatility of 114%; and weighted average life of 3 years. The Company will recognize stock-based compensation expense in the amount of $535,952, ratably over the service period.


                                                                           Year Ended March    Year Ended March
                                                                              31, 2006            31, 2005


      Net Loss - as reported                                                  $ (830,486)         $ (548,615)
        Add: Stock-based compensation expense included in net loss - as
        reported                                                                        -                   -
        Deduct: Stock-based compensation expense determined under fair
        value method                                                            (156,319)                   -
                                                                          -----------------        ------------

      Net Loss - Pro-Forma                                                     $(986,805)          $(548,615)
                                                                          =================        ============

      Basic and diluted net loss per share - as reported                         $ (0.02)            $ (0.01)
                                                                          -----------------        ------------

      Basic and diluted net loss per share - Pro-Forma                           $ (0.02)            $ (0.01)
                                                                          =================        ============

     Subsequent to March 31, 2006, the stock options to acquire 3,000,000 shares of common stock of the Company were cancelled (Note 12 (a)).

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

(b) On May 12, 2005, the Company entered into a five-year employment agreement for the position of Chairman Non-Executive (the "Employee") for the provision of services for 52 days per year in consideration for an annual salary of $60,000. The Company will pay $500 per day for each day in excess of 52 days. The Employee received 1,000,000 shares of common stock of the Company upon execution of the agreement. The Company also granted stock options to acquire 3,000,000 shares of common stock for a term of 5 years, exercisable at $0.366 per share. One-third of the options vest each year, for the first three years, on the anniversary date of the agreement. Subsequent to March 31, 2006, the employment agreement that the Company entered into with the Employee was terminated. Under the terms of the termination, the Company will cancel the stock options to acquire 3,000,000 shares of common stock that was issued to the Employee. The Company will then issue 5,000,000 shares of common stock to the Employee. The Employee will remain as a director of the Company.

(c) On March 3, 2005, the Company entered into an agreement to issue 50,000 shares of common stock to an individual in exchange for consulting services to be rendered over a two year period. Upon execution of the agreement, the Company issued 25,000 shares of common stock and will issue the remaining 25,000 shares within 30 days after the end of the first year of service. The latter 25,000 shares have yet to be issued.

11.  Income Tax

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. The Company has net operating loss carry forwards of approximately $883,000, which expire beginning in 2020. Under the provisions of Section 382 of the Internal Revenue Code, any significant ownership change in the Company could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and liabilities and the related tax effects at March 31, 2006 and 2005 are as follows:

                                                     March 31,        March 31,
                                                      2006             2005
                                                        $                $

      Deferred tax assets:
         Net operating losses                        300,299       139,378
         Valuation allowance                        (300,299)     (139,378)
   --------------------------------------------- ------------- ----------------
   --------------------------------------------- ------------- ----------------

      Total deferred tax assets                            --            --
   --------------------------------------------- ------------- ----------------
   --------------------------------------------- ------------- ----------------

      Deferred tax liability                               --            --
   --------------------------------------------- ------------- ----------------
   --------------------------------------------- ------------- ----------------

      Net deferred tax asset (liability)                   --            --
   --------------------------------------------- ------------- ----------------

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% was applied to pre-tax loss for the years ended March 31, 2006 and 2005 is as follows:

                                                        March 31, 2006            March 31, 2005
                                                           Amount         %           Amount       %

     Provision (benefit) for income tax at federal
        statutory rate                                 $(282,365)    (34.0)       $(186,529)    (34.0)
     Increase (decrease) in valuation allowance          160,921      20.0          129,858      23.7
     Non-deductible mineral property expense                 --        --            56,100      10.2
     Non-deductible compensation expense                 121,444      14.0              571       0.1
      -------------------------------------------------- ------------ --------- ---------------- ---------
                                                         $     -                   $      -         -
                                                          =======    ========         =======

12.      Subsequent Events

(a) In May 2006, the employment agreement that the Company entered into (Note 10 (b)) with the Chairman Non-Executive (the "Employee") was terminated. Under the terms of the termination, the Company will cancel the stock options to acquire 3,000,000 shares of common stock that was issued to the Employee. The Company will then issue 5,000,000 shares of common stock to the Employee. The Employee will remain as a director of the Company.
(b) In May 2006, the Company terminated cooperative agreements and Letter of Intents in regards to setting up joint venture companies with three entities in China. The three entities are Yinchuan Gaoxin District Shijin Mining Ltd., Guilin Research Institute of Geology and Mineral Resources, and Hanzhong Geological Brigade of the Bureau of Geology & Mineral Exploration of Shaanxi Province (Notes 7 (a), (b) and (d), respectively).
(c) On May 5, 2006, the Company and its wholly owned subsidiary, Dragon Minerals Holdings Inc. ("DMHI") terminated their agreement dated July 14, 2004 (Note 5) whereby the Company acquired all the issued and outstanding shares of DMHI for 16,500,000 shares of the Company's common stock. Pursuant to the Termination Agreement, the Company returned to the Shareholders their shares in DMHI and the Shareholders returned 13,500,000 shares of the Company's common stock. A director of the Company and the director's spouse retained 3,000,000 shares of the Company's common stock. The director was issued an additional 1,000,000 shares for services performed.
(d) On May 5, 2006, the Company issued 2,500,000 shares of common stock of the Company to the President of the Company for services rendered.


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

On April 18, 2006 Ham, Langston Brezina LLP resigned as the Company's independent certifying accountants.

On May 24, 2006, the Board of Directors of the Company engaged Thomas Leger & Co. LLP to be its independent certifying accountants for the year ended March 31, 2006.

During the two most recent fiscal years and through March 31, 2006, the Registrant has not consulted with Thomas Leger & Co. LLP, regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and no written report or oral advise was provided to the Registrant by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

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

ITEM 8A. MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") who is also our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CEO / CFO, concluded that our disclosure controls and procedure were effective, that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name                   Age              Title
Andrew Malim           63       Chairman of the Board of Directors
Johannes Petersen      33       Chief Executive Officer, Chief Financial
                                Officer, and Director
Xiaojun "Albert" Cui   34       Director

Each of the directors has been elected to serve until the next annual meeting of the directors by the shareholders or until their respective successors have been duly elected and shall have qualified.

Mr. Andrew Malim was appointed to the Board of Directors and named its Chairman during the current fiscal year. Mr. Malim has over thirty years of experience as a finance executive in the mining industry. For the past twenty-five years he was the principal of the Lion Mining Group (which he founded), an entity which as financier, both as principal and agent, to numerous mining companies and projects. Mr. Malim is regular speaker at mining conferences and regularly contributes to journals or mining finance.

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended March 31, 2006 of each person who served as the Company's Chief Executive Officer during fiscal year 2005 and the four other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended March 31, 2006 and 2005 (the "Named Officers").

                                                                         Long-Term Compensation
                       Annual Compensation Awards Payouts
    Name and                                                      Restricted    Securities
   Principal                                      Other Annual       Stock      Underlying    LTIP          All Other
    Position      Year(1)    Salary     Bonus     Compensation      Awards        Options      Payouts    Compensation
----------------- -------- ----------- --------- ---------------- ------------ -------------- ---------- ----------------

Johannes             2006    $120,000         -                -            -              -          -                -
Petersen             2005     $95,000         -                -            -              -          -                -
Xiaojun Cui          2006     $39,650         -                -            -              -          -                -
                     2005     $27,853         -                -            -              -          -                -
Andrew Malim         2006     $62,500                $340,000(1)(2)

(1) Represents the fiscal year ended March 31 (2) Issued 1,000,000 shares of common stock valued at $340,000

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 31, 2006 Mr. Johannes Petersen owned 3,500,000 shares of common stock. As of July 12,2006, Mr Xiaojun "Albert" Cui owned 2,500,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company has a management consulting agreement in place with Sagit Investments Management Inc for managerial and geological consulting services. Sagit Investment Management Ltd is a company owned by Mr Raoul Tsakok a major shareholder of the Company. For the year ended March 31, 2006, the company paid $33,860 for consulting services provided by this company.

During the year ended March 31, 2006, the Company paid $5,788 for consulting services performed by a director of the Company, and $120,000 for consulting services performed by the CEO, CFO and Director of the Company.

No other relationships existed and no other related transactions occurred that require disclosure under Reg. ss.228.404.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Option Agreement dated January 30, 2005 with Jaroslav Ruza, to purchase an option to acquire a 100% right, title and interest in the Optionor's mining claims.

b) Consulting Agreement dated March 3, 2005 with Mr. Minghe Chen for a two year period.

c) Sino-foreign joint venture dated March 15, 2005 with the Hanzhong Geological Brigade of the Bureau of Geology & Mineral Exploration of Shaanxi Province, China (the "Brigade").

d) Cooperative Agreement dated September 10, 2005 with Guilin Research Institute of Geology and Mineral Resources.

e) Cooperative Agreement dated September 21, 2005 with Yinghuan Gaoxin District Shijin Mining, Ltd.

f) Termination Agreement dated May 5, 2006 with Dragon Mineral Holdings

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For their auditing services, the Company paid US$9,000 for the year ended March 31, 2005 and $10,000 for the year ended March 31, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DRAGON GOLD RESOURCES, INC.


                                  By:
                                  Johannes Petersen
                                  Executive Officer & Chief Financial Officer
Dated: July 24, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                       Title                              Date


Johannes Petersen          Chief Executive Officer            July 24, 2006
                           Chief Financial Officer &
                           Director

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: July 24, 2006

By: /s/ Johannes Peterson
Johannes Peterson
Chief Executive Officer and Chief Financial Officer

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
               TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Johannes Peterson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Dragon Gold Resoures, Inc. on Form 10-KSB for the annual period ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Dragon Gold Resources, Inc.

By: /s/ Johannes Peterson
----------------------------
Name: Johannes Peterson
Title: Chief Executive Officer
& Chief Financial Officer

July 24, 2006