Form 10QSB
period 2006-06-30
Dragon Gold Resources, Inc.
filed 2006-08-21
CIK 1229089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

( ) TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT

                        For the transition period from to
                                                          --------  ----------

                        COMMISSION FILE NUMBER 000-50541

                           DRAGON GOLD RESOURCES, INC.
                 (Name of small business issuer in its charter)

      NEVADA                                                  88-0507007
-------------------------                                ----------------------
(State of incorporation or organization)                (IRS Identification No.)

                                 338 Euston Road
                                 London NW1 3BT
                                       UK
                    (Address of principal executive offices)

                               011-44-207-416-4920
                    ----------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such Shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

49,246,724 shares of issuer's common stock, $.001 par value, were outstanding as of August 17, 2006. The Company has no other class of common equity.

       Transitional Small Business Disclosure Format (Check One) Yes   No X
                                                                   ---- ----

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
(Unaudited)


                          PART I.  FINANCIAL INFORMATION

                                                                                          Index

Item 1 Financial Statement
     Unaudited Consolidated Balance Sheet as of June 30, 2006                              3

     Unaudited Consolidated Statement of Operations for the three months ended
     June 30, 2006 and 2005 And from inception (June 13, 2000) to June 30, 2006            4

     Unaudited Consolidated Statement of Cash Flows for the three months ended
     in June 30, 2006  And June 30, 2005                                                   5

     Notes to the Unaudited Consolidated Financial Statements                          6 - 9

Item 2.  Management's Discussion and Analysis or Plan of Operation                        10

Item 3.  Controls and Procedures                                                          12

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                       12

Item 3.  Defaults upon Senior Securities                                                   12

Item 4.  Submission of Matters to a Vote of Security Holders                               12

Item 5.  Other Information                                                                 12

Item 6.  Exhibits                                                                          12

     Signatures                                                                            13

     Certifications                                                                     14-15


Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheet (Unaudited)
(expressed in U.S. dollars)


                                                                      June 30,
                                                                       2006
                                                                         $

Assets

Current Assets

Cash                                                                    23,962
Accounts receivable                                                      2,724
Prepaid expenses and deposits                                           16,497
Due from related parties                                                   376
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Current Assets                                                    43,559

Intangible Assets                                                        8,126
Property and Equipment                                                   2,658
--------------------------------------------------------------------------------

Total Assets                                                            54,343
--------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                        20,080
Accrued liabilities                                                      3,000
Due to related parties                                                       -
--------------------------------------------------------------------------------

Total Current Liabilities                                               23,080
--------------------------------------------------------------------------------

Commitments

Stockholders' Equity

Common Stock,
500,000,000 common shares authorized with a par value of $0.001,
49,946,724 common shares issued and outstanding                         49,947

Additional Paid In Capital                                           2,672,947

Deficit Accumulated During the Exploration Stage                    (2,691,631)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Stockholders' Equity                                              31,263
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                             54,343
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



       The accompanying notes are an integral part of the these unaudited financial statements

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Operations (Unaudited)
(expressed in U.S. dollars, except shares outstanding)


                                                                  Three Months Ended            Accumulated From
                                                                                               December 13, 2000
                                                                                             (Date of Inception) to
                                                            ------------------------------
                                                            ------------------------------
                                                                  June 30,      June 30,            June 30,
                                                                   2006          2005                2006


Revenue                                                                -             -                        -
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------


Expenses

   Accounting and audit                                          $14,425        $1,930                 $69,890
   Depreciation and amortization                                   1,430         1,430                  10,131
   Consulting                                                  1,260,633       398,778               1,978,661
   Foreign exchange                                                (485)         1,138                   3,969
   General and administrative                                        512        11,711                  47,050
   Legal and organizational                                        5,133         5,357                  75,650
   Impairment loss on mineral property acquisition costs               -        64,851                 282,141
   Rent                                                            3,000         9,403                  58,121
   Travel and promotion                                                -        50,629                 167,018
-----------------------------------------------------------------------------------------------------------------

Total Expenses                                                 1,284,648       545,227                 2,692,631
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Gain on sale of assets                                                 -             -                     1,000
-----------------------------------------------------------------------------------------------------------------

Net Loss                                                     $(1,284,648)   $(545,227)               $(2,691,631)
-----------------------------------------------------------------------------------------------------------------



Net Loss Per Share - Basic and Diluted                            $(0.02)       $(0.01)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                           52,490,000    51,533,000
-----------------------------------------------------------------------------------------------------------------





       The accompanying notes are an integral part of the these unaudited financial statements

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)
(expressed in U.S. dollars)


                                                                                              Accumulated From
                                                                                              December 13, 2000
                                                                                                  (Date of
                                                                   Three Months Ended           Inception) to
                                                            ----------------------------------

                                                            -----------------------------------------------------
                                                            -----------------------------------------------------
                                                                June 30,        June 30,          June 30,
                                                                  2006            2005              2006
                                                                   $                $                 $


Operating Activities

Net loss                                                       (1,284,648)          (545,227)      (2,691,631)

Adjustments to reconcile net loss to net cash used
in operating activities
   Depreciation and amortization                                    1,430              1,430           10,131
   Deferred compensation                                                -              4,688                -
   Expenses paid by related party                                  33,000                  -           86,000
   Impairment loss on mineral property acquisition costs                -             64,851          282,141
   Shares issued to settle expenses                                     -                  -            5,070
   Shares issued for services                                   1,255,883            340,000        1,614,633
   Shares issued for mineral property costs                             -                  -          165,000

Change in operating assets and liabilities
Accounts receivable                                                     -                  -           (2,610)
Deposits and prepaid expenses                                           -             (4,819)          (3,829)
Accounts payable and accrued liabilities                              567             (7,559)          22,007
Amounts due to related parties                                    (21,336)            (2,133)          (5,412)
-------------------------------------------------------------------------------------------------------------
-
Net Cash Used in Operating Activities                             (15,104)          (148,769)        (518,500)
-------------------------------------------------------------------------------------------------------------

Investing Activities

      Mineral property acquisition costs                              -              (64,851)        (282,141)
      Purchase of property and equipment                              -                 (587)          (5,915)
      Purchase of intangible assets                                   -                    -          (15,000)
-------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                 -              (65,438)        (303,056)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

Financing Activities

   Proceeds from related party loan                                     -                  -          12,745
   Proceeds from issuance of common shares                         35,000            300,000         833,055
-------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                          35,000            300,000         845,800
-------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate on Cash                                      (282)                -            (282)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

Increase in cash                                                   19,614             85,793         23,962

Cash - beginning of period                                          4,348             11,280              -
-------------------------------------------------------------------------------------------------------------

Cash - end of period                                               23,962             97,073         23,962
-------------------------------------------------------------------------------------------------------------

Supplemental Disclosures
     Interest paid                                                      -              -                 -
     Income tax paid                                                    -              -                 -

Non-Cash Financing Activities

   Issuance of common stock for asset purchase                          -              -               100
   Issuance of common stock for payment of expenses                     -              -             4,970
   Issuance of common stock for services                        1,255,883        340,000         1,595,883
   Issuance of common stock for acquisition of subsidiary               -              -           165,000
   Issuance of common stock for settlement of related party                            -
   loans                                                           30,000                            7,708
-------------------------------------------------------------------------------------------------------------


       The accompanying notes are an integral part of the these unaudited financial statements

Notes to the Unaudited Financial Statements

1.       Exploration Stage Company

     Dragon Gold Resources, Inc. (the "Company") was incorporated in the State of Nevada, U.S.A. on December 13, 2000 under the name "Folix Technologies, Inc." Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc. The Company's principal business was the development of a Linux based application server and thin client computing systems. On July 14, 2004, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. ("DMHI"), a private British Virgin Island company. DMHI is involved in the mineral property acquisition and exploration in China. On May 5, 2006, the Company and DMHI terminated their agreement dated July 14, 2004.

     The Company was previously in the development stage as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises" related to its Linux based business. The Company changed to the exploration stage during the year ended March 31, 2005 with the acquisition of its interest in DMHI. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As of June 30, 2006, the Company has accumulated losses of $2,691,631 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

     On May 5, 2006, the Company terminiated its agreement with its 100% wholly owned subsidary, Dragon Minerals Holdings Inc. Refer to Note 3. Comparative amounts, for the statement of operations and statement of cash flows for the three months ending June 30, 2005, are shown on a consolidated basis.


3.   Acquisition and Termination of Business

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

     On May 5, 2006, the Company and its wholly owned subsidiary, Dragon Minerals Holdings Inc. ("DMHI") terminated their agreement dated July 14, 2004 whereby the Company acquired all the issued and outstanding shares of DMHI for 16,500,000 shares of the Company's common stock. Pursuant to the Termination Agreement, the Company returned to the Shareholders their shares in DMHI and the Shareholders returned 13,500,000 shares of the Company's common stock. A director of the Company and the director's spouse retained 3,000,000 shares of the Company's common stock. The director was issued an additional 1,000,000 shares for services performed (Note 4(d)). As a result of the termination, the Letter of Intents entered by Dragon Minerals Inc., DMHI's wholly-owned subsidiary, with Northwest Geology & Exploration Bureau for Nonferrous Metals Party and Bureau of Geology & Mineral Exploration & Development of Shaanxi Province were returned to the shareholders of DMHI (Notes 5 (f) and (g), respectively). During the year ended March 31, 2006 and the three months ended June 30, 2006, DMHI incurred expenses of $3,307 and $3,500, respectively.

4.       Related Party Transactions
(a) The amount due from related parties at June 30, 2006 of $376 represents expenses of $159 paid on behalf of the Company by a former Director and offset by $535 advanced to current directors. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.
(b) During the three months ended June 30, 2006, the Company incurred $804,633 (2005 - $347,500) for consulting services provided by the Chairman of the Board of Directors of the Company, which includes $5,000 as part of an employment agreement and a modified bonus for prior services of 5,000,000 shares of restricted common stock with a value of $829,633 that replaced 3,000,000 stock options. Included in prior services was $25,000 which was previously recorded as a liability.
(c) During the three months ended June 30, 2006, the Company incurred $330,000 (2005 - $30,000) for consulting services provided by the President of the Company, which included a one time bonus of 2,500,000 restricted common shares with a fair value of $300,000 for prior services and three month's services donated by the President.
(d) During the three months ended June 30, 2006, the Company incurred $120,000 (2005 - $16,590) for consulting services provided by a director of the Company, which includes a one time bonus of 1,000,000 restricted common stock with a fair value of $120,000
(e) During the three months ended June 30, 2006, the Company recognized $30,000 for donated services and $3,000 for donated rent provided by the President of the Company.

5.       Mineral Properties
(a) On September 21, 2005, the Company entered into a cooperative agreement with Yinchuan Gaoxin District Shijin Mining Ltd. ("Yinchuan Mining") to form a Sino-Foreign cooperative joint venture company ("JV Company") for the exploration and development of the Xijishui Gold Property and its surrounding area located in Jingyuan County, Gansu Province, China. Pursuant to the agreement, the Company must pay $150,000 to Yinchuan Mining over a period of 12 months after Yinchuan Mining transfers its mineral exploration rights to the JV Company. The Company will have the right to earn an 80% interest in the JV Company by spending $1,200,000 for exploration activities over a two year period. The term of the cooperation agreement was 30 years. In May 2006, the Company terminated the cooperative agreement with Yinchuan Mining.
(b) On September 10, 2005, the Company entered into a cooperative agreement with the Guilin Research Institute of Geology and Mineral Resources ("Institute") to form a Sino-Foreign cooperative joint venture company ("JVC") for the exploration and development of the Maling and Longhou Gold Properties located in Guangxi Province, China. Pursuant to the agreement, the Company must pay $800,000 to the Institute in stages over a period of 30 months after the Institute transfers its mineral exploration rights to the JVC. The Company will have the right to earn a 75% interest in the JVC by spending $2,500,000 for exploration activities over a three year period. The term of the cooperation agreement was 30 years. In May 2006 the Company terminated the cooperative agreement with Institute.
(c) On March 15, 2005, the Company entered into a Letter of Intent with the Hanzhong Geological Brigade of the Bureau of Geology & Mineral Exploration of Shaanxi Province, China ("Brigade") to form a Sino-Foreign cooperative joint venture company for the exploration and development of up to seven properties located in Hanzhong, Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Brigade would contribute the Exploration Permit and their previous exploratory findings. In May 2006 the Company terminated the Letter of Intent with Brigade.

5.        Mineral Properties

(d) On March 1, 2004, Company's wholly-owned subsidiary Dragon Minerals Inc. ("DMI") entered into a Letter of Intent with the Northwest Geology and Exploration Bureau for Nonferrous Metals Party ("Party") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of a property located in Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Party would contribute the Permit and their previous exploratory findings. In May 2006, the Company returned the Letter of Intent to the shareholders of DMI when the Company terminated the acquisition agreement of DMI.

(e) On February 24, 2004, DMI entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province ("Bureau") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of up to twelve properties located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Bureau would contribute the Permits and their previous exploratory findings. In May 2006, the Company returned the Letter of Intent to the shareholders of DMI when the Company terminated the acquisition agreement of DMI.

6.        Common Stock
(a) In May 2006, the employment agreement that the Company entered into (Note 8) with the Chairman Non-Executive (the "Employee") was terminated. Under the terms of the termination, the Company cancelled the stock options to acquire 3,000,000 shares of common stock that was issued to the Employee. The Company then issued 5,000,000 shares of common stock to the Employee. The Employee will remain as a director of the Company.
(b) On May 5, 2006, the Company cancelled 13,500,000 shares of common stock as part of the Agreement Termination with Dragon
          Minerals Holdings Inc. Refer to Note 3.
(c) On May 5, 2006, the Company issued 2,500,000 and 1,000,000 shares of common stock of the Company to the President and the Geological Director, respectively, as recognition of their efforts devoted to the Company.
(d) On April 18, 2006, the Company entered into a stock subscription agreement whereby the Company issued 700,000 shares of common stock at $0.05 per share for cash proceeds of $35,000.

7.        Stock Options

     During the year ended March 31, 2006, the Company granted stock options to acquire up to 3,000,000 shares of common stock exercisable at $0.366 per share on or before May 12, 2010. One-third of the options vest each year, for the first three years, on the anniversary date of the agreement. On May 5, 2006, the 3,000,000 stock options were cancelled as the employment agreement referred to Note 8 was terminated.

     A summary of the Company's stock option activity is as follows:

                                                Three Months Ended
                                                   June 30, 2006
                                           ------------------------------
                                           -------------- ---------------
                                               Number of        Weighted
                                                                 Average
                                                 Options  Exercise Price
   --------------------------------------- -------------- ---------------
   --------------------------------------- --------------

   Balance, beginning of period                3,000,000  $        0.366

   Granted                                             -               -

   Cancelled / Forfeited                      (3,000,000)          0.366

   Exercised                                           -               -
   --------------------------------------- -------------- ---------------
   --------------------------------------- -------------- ---------------

   Balance, end of period                              -  $            -
   --------------------------------------- -------------- ---------------

     As at June 30, 2006, there were no stock options outstanding.

     The following table illustrates the effect on the June 30, 2005 net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' service period.

     The fair value of the options granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; risk-free interest of 3.71%; expected volatility of 114%; and weighted average life of 3 years.

                                                                              Three Months Ended
                                                                                June 30, 2005

      Net Loss - as reported                                                    $ (545,227)
        Add: Stock-based compensation expense included in net loss - as
        reported                                                                          -
        Deduct: Stock-based compensation expense determined under fair
        value method                                                              (156,319)
                                                                             ------------------
                                                                             ------------------

      Net Loss - Pro-Forma                                                       $(701,546)
                                                                             ==================

      Basic and diluted net loss per share - as reported                           $ (0.01)
                                                                             ------------------

      Basic and diluted net loss per share - Pro-Forma                             $ (0.01)
                                                                             ==================

8.       Termination of Employment Agreement

     On May 12, 2005, the Company entered into a five-year employment agreement for the position of Chairman Non-Executive (the "Employee") for the provision of services for 52 days per year in consideration for an annual salary of $60,000. The Company will pay $500 per day for each day in excess of 52 days. The Employee received 1,000,000 shares of common stock of the Company upon execution of the agreement. The Company also granted stock options to acquire 3,000,000 shares of common stock for a term of 5 years, exercisable at $0.366 per share. One-third of the options vest each year, for the first three years, on the anniversary date of the agreement. In May 2006, the employment agreement that the Company entered into with the Employee was terminated. Under the terms of the termination, the Company cancelled the stock options to acquire 3,000,000 shares of common stock that was issued to the Employee. The Company then issued 5,000,000 shares of common stock to the Employee. The Employee remains as a director of the Company.

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

GENERAL

     Dragon Gold Resources, Inc. was originally incorporated under the laws of the state of Nevada as Folix Technologies Inc. ("Folix"), on December 13, 2000. Under the terms of an exchange agreement executed on July 14, 2004, the Company acquired 100% of the issued and outstanding common stock of Dragon Minerals Holdings, Inc. ("Dragon"), the holding company for Dragon Minerals Inc., an international business company incorporated under the laws of the British Virgin Islands ("Dragon Minerals"). Simultaneous thereafter, Folix changed its name to Dragon Gold Resources, Inc. On May 5, 2006, the Company and Dragon Mineral Holdings, Inc. terminated their agreement dated July 14, 2004.

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

RISKS RELATED TO OUR BUSINESS

     NEED FOR ADDITIONAL FINANCING. Because the Company has not yet generated either revenues or earnings, it has been dependent on the sale of shares, or loans from related parties. While the Company no longer has any development obligations, administration costs continue. There can be no guaranty that the Company will be able to sell stock or obtain such loans in the future. However, unless it is able to procure funds from these or other sources, it will be unable to execute its business plan for the next twelve months or continue as a going concern.

  RELIANCE ON KEY MANAGEMENT. The Company's success depends upon the personal efforts and abilities of Johannes Petersen, a Director of the Company and the Company's Chief Executive Officer and President, and Xiaojun ("Albert") Cui, a Director of the Company. The Company's ability to operate and implement its business plan is heavily dependent on the continued service of Messrs. Petersen and Cui, and the Company's ability to attract, retain and motivate qualified consultants and other outsourced labor. The Company faces aggressive and continued competition for such personnel, qualified consultants and other outsourced labor. The Company cannot be certain that it will be able to attract, retain and motivate such personnel, qualified consultants and other outsourced labor. The loss of Mr. Petersen or Mr. Cui, or the Company's inability attract, retain and motivate such personnel, qualified consultants and other outsourced labor would have a material adverse effect on the Company's business and operations.

       OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN. Our Company is in its early Exploration stage, as the Company does not currently offer any products or services and planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses. The Company had accumulated losses of $2,691,631 as of June 30, 2006. Additionally, the Company has no current prospects for future revenues. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot raise capital through debt or equity financing to conduct its operations.

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

Three months ended June 30, 2006 Compared to three months ended June 30, 2005

The Company had no revenues for either the three months ended June 30, 2006 or the three months ended June 30, 2005.

Expenses for the Company increased by $739,421 or 135.61% to $1,284,648 for the three months ended June 30, 2006 from $545,227 for the three months ended June 30, 2005. This increase consisted of increases in consulting of $861,855, and an increase in accounting and auditing costs of $12,495 which were partially offset by decreases in legal and organizational costs of $224, foreign exchange costs of $1,623, general and administration expenses of $11,199, a reduction in impairment losses of $64,851, in rent of $6,403 and travel and promotion of $50,629.

As a result of the foregoing, the Company's net operating loss for the three months ended June 30, 2006 increased to $1,284,648 or ($.02) per share from a loss of $545,227 or ($.01) per share for the three months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, the Company had cash of $23,962 and working capital of $20,479.

Net cash used in operating activities decreased by $133,665 to $15,104 for the three months ended June 30, 2006 from $148,769 for the three months ended June 30, 2005. This decrease resulted from an increase in the net operating loss of $739,421, a reduction in deferred compensation of $4,688, a reduction in impairment loss on mineral property acquisition costs of $64,851 and net changes in the current accounts of $6,258, which were offset by an increase in shares issued for services of $915,883 and in expenses paid by related parties of $33,000.

Net cash used in investing activities decreased to $0 for the three months ended June 30, 2006 from $65,438 for the three months ended June 30, 2005. During the three months ended June 30, 2005, the Company purchased mineral properties for $64,851, and plant and equipment for $587.

Cash provided by financing activities totaled $35,000 for the three months ended June 30, 2006 and $300,000 for the three months ended June 30, 2005. All of the proceeds for each period were from the sale of common stock.

As a result of the Company executing termination agreements during the three months ended June 30, 2006, which effectively terminated all of the outstanding letters of intent and cooperative agreements, the Company's need for immediate cash has been reduced. However, administrative costs and expenses continue.

Because the company has not yet generated revenue or earnings, it has been dependent on the sale of its shares or loans from related parties. There is no guaranty that the Company will be able to procure such loans or sell its shares in the future. However, unless it is able to generate funds from such sources in the future, it will be unable to execute its business plan or continue its operations for the next twelve months.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

In connection with the quarterly review for the period ended June 30, 2006, our independent registered public accounting firm informed us that we have significant deficiencies, constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board. The material weaknesses were in our internal controls over accounting for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S.G.A.A.P.


(b)  Changes  in  internal  control  over  financial  reporting.   We  have  not
     experienced any changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company currently is not a party to any material legal proceedings and, to the Company's knowledge; no such proceedings are threatened or contemplated.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the three months ended June 30, 2006, the Company issued 700,000 shares of its common stock for $35,000.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

     a.   Exhibits

Exhibit Number              Description of Exhibit
----------------------            ------------------------------

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

                                                  DRAGON GOLD RESOURCES, INC.

                                                   By:  /s/ Johannes Petersen
                                                 ----------------------------
                                                            Johannes Petersen
                                                       Dated: August 21, 2006
                                                      Chief Executive Officer
                                                  and Chief Financial Officer

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

Dated: August 21, 2006

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

I, Johannes Petersen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Dragon Gold Resources, Inc. on Form 10-QSB for the quarterly period ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Dragon Gold Resources, Inc.

----------------------------

By: /s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Executive Officer

And Chief Financial Officer

August 21, 2006