Form 10QSB
period 2006-09-30
Dragon Gold Resources, Inc.
filed 2006-11-14
CIK 1229089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                        For the transition period from to


                        COMMISSION FILE NUMBER 000-50541

                           DRAGON GOLD RESOURCES, INC.
                 ----------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such Shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

49,246,724 shares of issuer's common stock, $.001 par value, were outstanding as of November 10, 2006. The Company has no other class of common equity.

       Transitional Small Business Disclosure Format (Check One) Yes No X
                                                               ---- ----

Dragon Gold Resources, Inc.
(Formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
(Unaudited)

                          PART I. FINANCIAL INFORMATION

                                      Index

Item 1 Financial Statements
     Unaudited Balance Sheet as of September 30, 2006                         3

     Unaudited Statements of Operations for the three and six months ended September 30, 2006 and 2005 And from inception (June 13, 2000)
     to September 30, 2006                                                    4

     Unaudited Statements of Cash Flows for the six months ended in September
     30, 2006 And September 30, 2005                                          5

Notes to the Financial Statements                                             6

Item 2.  Management's Discussion and Analysis or Plan of Operation           10

Item 3.  Controls and Procedures                                             12

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         12

Item 3.  Defaults upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits                                                            12

     Signatures                                                              13

     Certifications                                                          14

                          Part I. Financial Statements

Item 1.  Financial Statements

                          Dragon Gold Resources, Inc.
                         (An Exploration Stage Company)
                           Balance Sheet (Unaudited)
                          (expressed in U.S. dollars)


                                                                September 30,
                                                                    2006
                                                                      $

Assets

Current Assets

Cash                                                                  6,942
Prepaid expenses and deposits                                         7,813
Due from related parties                                                334
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Current Assets                                                 15,089

Intangible Assets                                                     7,188
Property and Equipment                                                2,165
--------------------------------------------------------------------------------

Total Assets                                                         24,442
--------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                     14,582
--------------------------------------------------------------------------------

Total Current Liabilities                                            14,582
--------------------------------------------------------------------------------

Commitments

Stockholders' Equity

Common Stock,
500,000,000 common shares authorized with a par value of $0.001,
49,946,724 common shares issued and outstanding                      49,947

Additional Paid-In Capital                                        2,683,447

Deficit Accumulated During the Exploration Stage                 (2,723,534)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Stockholders' Equity                                            9,860
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                           24,442
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





                 The accompanying notes are an integral part of
                           the financial statements.

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Operations (Unaudited)
(expressed in U.S. dollars, except shares outstanding)

                                                                                                                 Accumulated From
                                                                                                                December 13, 2000
                                                              Three Months                       Six Months    (Date of Inception)
                                         Three Months Ended       Ended       Six Months Ended      Ended               to
                                           September 30,      September 30,    September 30,    September 30,     September 30,
                                                2006              2005              2006            2005               2006


Revenue                                             -                -                 -              -                      -
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


Expenses

   Accounting and audit                       $12,958           $8,365           $27,383        $10,295                $82,848
   Depreciation and amortization                1,431            1,431             2,861          2,861                 11,562
   Consulting                                  12,187           77,733         1,272,820        476,511              1,990,848
   Foreign exchange                                78              855             (407)          1,993                  4,047
   General and administrative                     383            7,074               895         18,785                 47,433
   Legal and organizational                     1,866            8,675             6,999         14,032                 77,516
   Impairment loss on mineral property
   acquisition costs                                -           14,219                 -         79,070                282,141
   Rent                                         3,000            9,157             6,000         18,560                 61,121
   Travel and promotion                             -           27,552                 -         78,181                167,018
--------------------------------------------------------------------------------------------------------------------------------

Total Expenses                                 31,903          155,061         1,316,551        700,288              2,724,534
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

Gain on sale of assets                              -                -                 -              -                 (1,000)
--------------------------------------------------------------------------------------------------------------------------------

Net Loss                                     $(31,903)      $(155,061)       $(1,316,551)    $(700,288)            $(2,723,534)
--------------------------------------------------------------------------------------------------------------------------------



Net Loss Per Share - Basic and Diluted         $(0.00)         $(0.00)            $(0.03)        $(0.01)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding        49,950,000       53,630,000        57,350,000     50,630,000
--------------------------------------------------------------------------------------------------------------------------------



                 The accompanying notes are an integral part of
                           the financial statements.

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)
(expressed in U.S. dollars)


                                                                                                   Accumulated From
                                                                       Six Months Ended           December 13, 2000
                                                                                                  Date of Inception)
                                                                                                          to
                                                              ------------------------------------
                                                                September 30,     September 30,     September 30,
                                                                     2006             2005               2006
                                                                      $                 $                 $


Operating Activities

Net loss                                                             (1,316,551)            (700,288)      (2,723,534)

Adjustments to reconcile net loss to net cash used
in operating activities
   Depreciation and amortization                                          2,861                2,861           11,562
   Deferred compensation                                                      -                9,376                -
   Expenses paid by related party                                        43,500                    -           96,500
   Impairment loss on mineral property acquisition costs                      -               64,851          282,141
   Shares issued to settle expenses                                           -                    -            5,070
   Shares issued for services                                         1,255,883              340,000        1,614,633
   Shares issued for mineral property costs                                   -                    -          165,000

Change in operating assets and liabilities
Accounts receivable                                                       2,610                    -                -
Deposits and prepaid expenses                                             8,516               (1,886)           4,687
Accounts payable and accrued liabilities                                 (7,931)               1,571           13,509
Amounts due to related parties                                          (21,294)              (1,833)          (5,370)
----------------------------------------------------------------------------------------------------------------------
-
Net Cash Used in Operating Activities                                   (32,406)            (285,348)        (535,802)
----------------------------------------------------------------------------------------------------------------------

Investing Activities

      Mineral property acquisition costs                                      -              (64,851)        (282,141)
      Purchase of property and equipment                                      -           (587)             (5,915)
      Purchase of intangible assets                                           -               -            (15,000)
----------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                         -        (65,438)           (303,056)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Financing Activities

   Proceeds from related party loan                                           -                    -           12,745
   Proceeds received on stock subscription receivable                         -              100,000                -
   Proceeds from issuance of common shares                               35,000              300,000          833,055
----------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                35,000              400,000          845,800
----------------------------------------------------------------------------------------------------------------------

Increase in cash                                                          2,594               49,214            6,942

Cash - beginning of period                                                4,348               11,280                -
----------------------------------------------------------------------------------------------------------------------

Cash - end of period                                                      6,942               60,494            6,942
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures
     Interest paid                                                            -                -                -
     Income tax paid                                                          -                -                -

Non-Cash Financing Activities

   Issuance of common stock for asset purchase                                -                -              100
   Issuance of common stock for payment of expenses                           -                -            4,970
   Issuance of common stock for services                              1,255,883          340,000        1,614,633
   Issuance of common stock for acquisition of subsidiary                     -                -          165,000
   Issuance of common stock for settlement of related party
   loans                                                                 30,000                -           37,708
----------------------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                            the financial statements.

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)



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

     The Company was previously in the development stage as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises" related to its Linux based business. The Company changed to the exploration stage during the year ended March 31, 2005 with the acquisition of its interest in DMHI. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As of September 30, 2006, the Company has accumulated losses of $2,723,534 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

     On May 5, 2006, the Company terminated its agreement with its 100% wholly owned subsidiary, Dragon Minerals Holdings Inc. Refer to Note 3. Comparative amounts, for the statement of operations and statement of cash flows for the three months and six months ending September 30, 2005, are shown on a consolidated basis.


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

     On May 5, 2006, the Company and its wholly owned subsidiary, Dragon Minerals Holdings Inc. ("DMHI") terminated their agreement dated July 14, 2004 whereby the Company acquired all the issued and outstanding shares of DMHI for 16,500,000 shares of the Company's common stock. Pursuant to the Termination Agreement, the Company returned to the Shareholders their shares in DMHI and the Shareholders returned 13,500,000 shares of the Company's common stock. A director of the Company and the director's spouse retained 3,000,000 shares of the Company's common stock. The director was issued an additional 1,000,000 shares for services performed (Note 4(d)). As a result of the termination, the Letter of Intents entered by Dragon Minerals Inc., DMHI's wholly-owned subsidiary, with Northwest Geology & Exploration Bureau for Nonferrous Metals Party and Bureau of Geology & Mineral Exploration & Development of Shaanxi Province were returned to the shareholders of DMHI (Notes 5 (d) and (e), respectively). During the year ended March 31, 2006 and the six months ended September 30, 2006, DMHI incurred expenses of $3,307 and $3,500, respectively.

4.       Related Party Transactions
(a) The amount due from related parties at September 30, 2006 of $334 represents expenses of $159 paid on behalf of the Company by a former Director and offset by $493 advanced to current directors. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.
(b) During the six months ended September 30, 2006, the Company incurred $804,633 (2005 - $372,500) for consulting services provided by the Chairman of the Board of Directors of the Company, which includes $5,000 as part of an employment agreement and a modified bonus for prior services of 5,000,000 shares of restricted common stock with a value of $829,633 that replaced 3,000,000 stock options. Included in prior services was $25,000 which was previously recorded as a liability.
(c) During the six months ended September 30, 2006, the Company incurred $337,500 (2005 - $60,000) for consulting services provided by the President of the Company, which included a one time bonus of 2,500,000 restricted common shares with a fair value of $300,000 for prior services and six months' services donated by the President.
(d) During the six months ended September 30, 2006, the Company incurred $120,000 (2005 - $33,860) for consulting services provided by a director of the Company, which includes a one time bonus of 1,000,000 restricted common stock with a fair value of $120,000
(e) During the six months ended September 30, 2006, the Company recognized $37,500 for donated services and $6,000 for donated rent provided by the President of the Company.

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

5.        Mineral Properties
(e) On February 24, 2004, DMI entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province ("Bureau") in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of up to twelve properties located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Bureau would contribute the Permits and their previous exploratory findings. In May 2006, the Company returned the Letter of Intent to the shareholders of DMI when the Company terminated the acquisition agreement of DMI.

6.        Common Stock
(a) In May 2006, the employment agreement that the Company entered into (Note 8) with the Chairman Non-Executive (the "Employee") was terminated. Under the terms of the termination, the Company cancelled the stock options to acquire 3,000,000 shares of common stock that was issued to the Employee. The Company then issued 5,000,000 shares of common stock to the Employee. The Employee will remain as a director of the Company.
(b) On May 5, 2006, the Company cancelled 13,500,000 shares of common stock as part of the Agreement Termination with Dragon
          Minerals Holdings Inc. Refer to Note 3.
(c) On May 5, 2006, the Company issued 2,500,000 and 1,000,000 shares of common stock of the Company to the President and the Geological Director, respectively, as a recognition of their efforts devoted to the Company.
(d) On April 18, 2006, the Company entered into a stock subscription agreement whereby the Company issued 700,000 shares of common stock at $0.05 per share for cash proceeds of $35,000.

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

     A summary of the Company's stock option activity is as follows:

                                             Six Months Ended
                                            September 30, 2006
                                       ------------------------------
                                       -------------- ---------------
                                           Number of        Weighted
                                                             Average
                                             Options  Exercise Price
   -------------------------------------------------- ---------------
   --------------------------------------------------

   Balance, beginning of period            3,000,000  $        0.366

   Granted                                         ?               ?

   Cancelled / Forfeited                 (3,000,000)           0.366

   Exercised                                       ?               ?
   -------------------------------------------------- ---------------
   -------------------------------------------------- ---------------

   Balance, end of period                          ?  $            ?
   -------------------------------------------------- ---------------

     As at September 30, 2006, there were no stock options outstanding.

     The following table illustrates the effect on the September 30, 2005 net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' service period.

     The fair value of the options granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; risk-free interest of 3.71%; expected volatility of 114%; and weighted average life of 3 years.

                                                                           Six Months Ended
                                                                          September 30, 2005

      Net Loss - as reported                                                 $ (700,288)
        Add: Stock-based compensation expense included in net loss - as
        reported                                                                      -
        Deduct: Stock-based compensation expense determined under fair
        value method                                                           (156,319)
                                                                          ------------------
                                                                          ------------------

      Net Loss - Pro-Forma                                                    $(856,607)
                                                                          ==================

      Basic and diluted net loss per share - as reported                        $ (0.01)
                                                                          ------------------

      Basic and diluted net loss per share - Pro-Forma                          $ (0.02)
                                                                          ==================



8.       Termination of Employment Agreement

     On May 12, 2005, the Company entered into a five-year employment agreement for the position of Chairman Non-Executive (the "Employee") for the provision of services for 52 days per year in consideration for an annual salary of $60,000. The Company will pay $500 per day for each day in excess of 52 days. The Employee received 1,000,000 shares of common stock of the Company upon execution of the agreement. The Company also granted stock options to acquire 3,000,000 shares of common stock for a term of 5 years, exercisable at $0.366 per share. One-third of the options vest each year for the first three years, on the anniversary date of the agreement. In May 2006, the employment agreement that the Company entered into with the Employee was terminated. Under the terms of the termination, the Company cancelled the stock options to acquire 3,000,000 shares of common stock that was issued to the Employee. The Company then issued 5,000,000 shares of common stock to the Employee. The Employee remains as a director of the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "RISK FACTORS" in this "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included in Form 10-KSB for the year ended March 31, 2006.

Three months ended September 30, 2006 Compared to three months ended September 30, 2005

The Company had no revenues for either the three months ended September 30, 2006 or the three months ended September 30, 2005.

Expenses for the Company decreased by $123,158 or 79.4% to $31,903 for the three months ended September 30, 2006 from $155,061 for the three months ended September 30, 2005. This decrease consisted of decreases in consulting of $65,546, in foreign exchange costs of $777, in general and administration expenses of $6,691, in legal and organizational costs of $6,809, a reduction in impairment losses of $14,219, in rent of $6,157 and in travel and promotion of $27,552. These decreases were partially offset by an increase in accounting and audit costs of $4,593.

As a result of the foregoing, the Company's net operating loss for the three months ended September 30, 2006 decreased to $31,903 from a loss of $155,061 for the three months ended September 30, 2005.

Six months ended September 30, 2006 Compared to six months ended September 30, 2005

The Company had no revenues for either the six months ended September 30, 2006 or the six months ended September 30, 2005.

Expenses for the Company increased by $616,263 or 88% to $1,316,551 for the six months ended September 30, 2006 from $700,288 for the six months ended September 30, 2005. This increase consisted of an increase in consulting of $796,309, and an increase in accounting and auditing costs of $17,088. These increases were partially offset by decreases in legal and organizational costs of $7,033, foreign exchange costs of $2,400, general and administration expenses of $17,890, a reduction in impairment losses of $79,070, in rent of $12,560 and in travel and promotion of $78,181.

As a result of the foregoing, the Company's net operating loss for the six months ended September 30, 2006 increased to $1,316,551 or ($.03) per share from a loss of $700,288 or ($.01) per share for the six months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash of $6,942 and positive working capital of $507.

Net cash used in operating activities decreased by $252,942 to $32,406 for the six months ended September 30, 2006 from $285,348 for the six months ended September 30, 2005.

This decrease resulted from an increase in the net operating loss of $616,263, a reduction in deferred compensation of $9,376, a reduction in impairment loss on mineral property acquisition costs of $64,851, net changes in the current accounts of $15,951. The aforementioned changes were in great measure offset by an increase in shares issued for services of $915,883 and in expenses paid by related parties of $43,500.

Net cash used in investing activities decreased to $0 for the six months ended September 30, 2006 from $65,438 for the six months ended September 30, 2005. For the six months ended September 30, 2006, the company didn't purchase any mineral properties or equipment. This compares with the purchase of mineral properties for $64,851, and the purchase of plant and equipment for $587 during the six months ended September 30, 2005.

Cash provided by financing activities totaled $35,000 for the six months ended September 30, 2006 and $400,000 for the six months ended September 30, 2005. All of the proceeds for each period were from the sale of common stock.

As a result of the Company executing termination agreements during the six months ended September 30, 2006, which effectively terminated all of the outstanding letters of intent and cooperative agreements, the Company's need for immediate cash has been reduced. However, administrative costs and expenses continue.

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

RISK FACTORS

We are subject to all the risks inherent to an exploration stage company. These risks include, but are not limited to, a limited operating history, dependency on key personnel, limited resources, possible failure of our property acquisition and exploration efforts, failure to complete adequate financings and failure to meet contractual obligations. Our operating results may be materially affected by such risk factors.

ITEM 3.   CONTROLS AND PROCEDURES

In connection with the quarterly review for the period ended June 30, 2006, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weakness as defined by the standards of the Public Company Accounting Oversight Board. The material weaknesses were in our internal controls over accounting for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. G.A.A.P.

     (a) Evaluation of disclosure controls and procedures. Due to the material weaknesses in our internal control over financial reporting described above, our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

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

     None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS

     a.   Exhibits

Exhibit Number              Description of Exhibit

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DRAGON GOLD RESOURCES, INC.

                                 By: /s/ Johannes Petersen
                                     Johannes Petersen
Dated: November 14, 2006             Chief Executive Officer
                                     and Chief Financial Officer

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


Dated: November 14,  2006

By: /s/ Johannes Peterson
Johannes Peterson
Chief Executive Officer and Chief Financial Officer

Exhibit  32.1

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

I, Johannes Petersen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Dragon Gold Resources, Inc. on Form 10-QSB for the quarterly period ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Dragon Gold Resources, Inc.

----------------------------
By: /s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Executive Officer
And Chief Financial Officer
November 14, 2006