Form 10QSB
period 2006-12-31
Dragon Gold Resources, Inc.
filed 2007-02-14
CIK 1229089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

( ) TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT

                For the transition period from to
                                                  ----------- -------------

                        COMMISSION FILE NUMBER 000-50541

                           DRAGON GOLD RESOURCES, INC.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

      NEVADA                                                88-0507007
----------------------                                 ------------------------
(State of incorporation                                (IRS Identification No.)
 or organization)

                        338 Euston Road London NW1 3BT UK
                     --------------------------------------
                    (Address of principal executive offices)

                               011-44-207-416-4920
                           --------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such Shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

49,246,724 shares of issuer's common stock, $.001 par value, were outstanding as of February 14, 2007. The Company has no other class of common equity.

       Transitional Small Business Disclosure Format (Check One) Yes  No  X
                                                                     ---   ---

Dragon Gold Resources, Inc.
(Formerly Folix Technologies, Inc.)
(An Exploration Stage Company)
(Unaudited)

                          PART I. FINANCIAL INFORMATION

                                      Index

Item 1. Financial Statement

     Unaudited Balance Sheet as of December 31, 2006                           3

     Unaudited Statements of Operations for the three and nine months ended December 31, 2006 and 2005 and from inception (December13, 2000)
     to December 31, 2006                                                      4

     Unaudited Statements of Cash Flows for the nine months ended in December 31, 2006 And December 31, 2005 and from inception (December 13, 2000) to
     December 31, 2006                                                         5

     Notes to the Financial Statements                                         6

Item 2.  Management's Discussion and Analysis or Plan of Operation            10

Item 3.  Controls and Procedures                                              11

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          11

Item 3.  Defaults upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits                                                             12

     Signatures                                                               12

     Certifications                                                           13

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheet
(expressed in U.S. dollars)
(Unaudited)


                                                      December 31,
                                                         2006
                                                           $

Assets

Current Assets

Cash                                                       6,923
Prepaid expenses and deposits                              3,125
-------------------------------------------------------------------

Total Current Assets                                      10,048

Intangible Assets                                          6,251
Property and Equipment                                     1,672
-------------------------------------------------------------------

Total Assets                                              17,971
-------------------------------------------------------------------


Liabilities and Stockholders' (Deficit)

Current Liabilities

Accounts payable                                          20,585
Due to related parties                                        92
-------------------------------------------------------------------

Total Current Liabilities                                 20,677
-------------------------------------------------------------------

Commitments

Stockholders' Deficit

Common Stock,
500,000,000 common shares authorized with
a par value of $0.001, 49,946,724 common shares
issued and outstanding                                    49,947

Additional Paid-In Capital                             2,693,947

Deficit Accumulated During the Exploration Stage      (2,746,600)
-------------------------------------------------------------------
-------------------------------------------------------------------

Total Stockholders' Deficit                               (2,706)
-------------------------------------------------------------------
-------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit               17,971
-------------------------------------------------------------------
-------------------------------------------------------------------


               The accompanying notes are an integral part of the
                         unaudited financial statements

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars, except shares outstanding)
(Unaudited)

                                                                                                          Accumulated From
                                                                                                          December 13, 2000
                                           Three Months    Three Months    Nine Months    Nine Months    (Date of Inception)
                                             Ended           Ended           Ended           Ended          December 31,
                                         December 31,      December 31,    December 31,    December 31,        2006
                                               $                $              $               $                 $

Revenue                                              -                -            -              -                 -

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Expenses

   Accounting and audit                       4,500            5,500           31,883         15,795            87,348
   Depreciation and amortization              1,430            1,430            4,291          4,291            12,992
   Consulting                                12,188           35,527        1,285,008        512,038         2,003,036
   Foreign exchange                              22              351            (385)          2,344             4,069
   General and administrative                   651            3,689            1,546         22,474            48,084
   Legal and organizational                   1,275              810            8,274         14,842            78,791
   Impairment loss on mineral property
   acquisition costs                              -              284                -         79,354           282,141
   Rent                                       3,000            4,717            9,000         23,277            64,121
   Travel and promotion                           -                -                -         78,181           167,018
-------------------------------------------------------------------------------------------------------------------------

Total Expenses                               23,066           52,308        1,339,617        752,596          2,747,600
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Gain on sale of assets                            -                -                -              -             (1,000)
-------------------------------------------------------------------------------------------------------------------------

Net Loss                                    (23,066)        (52,308)       (1,339,617)     (752,596)         (2,746,600)
-------------------------------------------------------------------------------------------------------------------------



Net Loss Per Share - Basic and Diluted        (0.00)          (0.00)            (0.03)     (0.01)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding      49,950,000       54,220,000       50,520,000     53,310,000
-------------------------------------------------------------------------------------------------------------------------



          The accompanying notes are an integral part of the unaudited financial statements

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

                                                                                                Accumulated From
                                                                                                December 13, 2000
                                                                                                   (Date of
                                                                    Nine Months Ended            Inception) to
                                                            ----------------------------------
                                                            ----------------------------------
                                                              December 31,    December 31,      December 31,
                                                                 2006            2005              2006
                                                                   $                $                 $


Operating Activities

Net loss                                                           (1,339,617)          (752,596)      (2,746,600)

Adjustments to reconcile net loss to net cash used
in operating activities
   Depreciation and amortization                                        4,291              4,291           12,992
   Deferred compensation                                                    -             14,063                -
   Expenses paid by related party                                      54,000                  -          107,000
   Impairment loss on mineral property acquisition costs                    -                  -          282,141
   Shares issued to settle expenses                                         -                  -            5,070
   Shares issued for services                                       1,255,883            340,000        1,614,633
   Shares issued for mineral property costs                                 -                  -          165,000

Change in operating assets and liabilities
Accounts receivable                                                     2,610             (2,581)               -
Deposits and prepaid expenses                                          13,204              3,694            9,375
Accounts payable and accrued liabilities                               (1,928)            (9,556)          19,512
Amounts due to related parties                                        (20,868)             4,676           (4,944)
-----------------------------------------------------------------------------------------------------------------
-
Net Cash Used in Operating Activities                                 (32,425)          (368,009)        (535,821)
-----------------------------------------------------------------------------------------------------------------

Investing Activities

      Mineral property acquisition costs                                  -                    -         (282,141)
      Purchase of property and equipment                                  -           (587)            (5,915)
      Purchase of intangible assets                                       -               -           (15,000)
-----------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                     -           (587)          (303,056)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Financing Activities

   Proceeds from related party loan                                         -                  -           12,745
   Proceeds received on stock subscription receivable                       -            100,000                -
   Proceeds from issuance of common shares                             35,000            300,000          833,055
-----------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                              35,000            400,000          845,800
-----------------------------------------------------------------------------------------------------------------

Increase in cash                                                        2,575              1,404            6,923

Cash - beginning of period                                              4,348             11,280                -
-----------------------------------------------------------------------------------------------------------------

Cash - end of period                                                    6,923             12,684            6,923
-----------------------------------------------------------------------------------------------------------------

Supplemental Disclosures
     Interest paid                                                          -              -                -
     Income tax paid                                                        -              -                -

Non-Cash Financing Activities

   Issuance of common stock for asset purchase                              -              -              100
   Issuance of common stock for payment of expenses                         -              -            4,970
   Issuance of common stock for services                            1,255,883        340,000        1,614,633
   Issuance of common stock for acquisition of subsidiary                   -              -          165,000
   Issuance of common stock for settlement of related party                                -
   loans                                                               30,000                          37,708


          The accompanying notes are an integral part of the unaudited financial statements

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

     The Company was previously in the development stage as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises" related to its Linux based business. The Company changed to the exploration stage during the year ended March 31, 2005 with the acquisition of its interest in DMHI. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As of December 31, 2006, the Company has accumulated losses of $2,746,600 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2.       Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

     On May 5, 2006, the Company terminated its agreement with its 100% wholly owned subsidiary, Dragon Minerals Holdings Inc. Refer to Note 3. Comparative amounts, for the statement of operations and statement of cash flows for the three months and nine months ending December 31, 2005, are shown on a consolidated basis.


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

     On May 5, 2006, the Company and its wholly owned subsidiary, Dragon Minerals Holdings Inc. ("DMHI") terminated their agreement dated July 14, 2004 whereby the Company acquired all the issued and outstanding shares of DMHI for 16,500,000 shares of the Company's common stock. Pursuant to the Termination Agreement, the Company returned to the Shareholders their shares in DMHI and the Shareholders returned 13,500,000 shares of the Company's common stock. A director of the Company and the director's spouse retained 3,000,000 shares of the Company's common stock. The director was issued an additional 1,000,000 shares for services performed (Note 4(d)). As a result of the termination, the Letter of Intents entered by Dragon Minerals Inc., DMHI's wholly-owned subsidiary, with Northwest Geology & Exploration Bureau for Nonferrous Metals Party and Bureau of Geology & Mineral Exploration & Development of Shaanxi Province were returned to the shareholders of DMHI (Notes 5 (d) and (e), respectively). During the year ended March 31, 2006 and the nine months ended December 31, 2006, DMHI incurred expenses of $3,307 and $3,500, respectively.

4.       Related Party Transactions
(a) The amount due to related parties at December 31, 2006 of $92 represents expenses of $159 paid on behalf of the Company by a former Director, $402 paid on behalf of the Company by the President and offset by $469 advanced to a current director. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.
(b) During the nine months ended December 31, 2006, the Company incurred $804,633 (2005 - $372,500) for consulting services provided by the Chairman of the Board of Directors of the Company, which includes $5,000 as part of an employment agreement and a modified bonus for prior services of 5,000,000 shares of restricted common stock with a value of $829,633 that replaced 3,000,000 stock options. Included in prior services was $25,000 which was previously recorded as a liability.
(c) During the nine months ended December 31, 2006, the Company incurred $345,000 (2005 - $70,000) for consulting services provided by the President of the Company, which included a one time bonus of 2,500,000 restricted common shares with a fair value of $300,000 for prior services and nine months' services donated by the President.
(d) During the nine months ended December 31, 2006, the Company incurred $120,000 (2005 - $33,860) for consulting services provided by a director of the Company, which includes a one time bonus of 1,000,000 restricted common stock with a fair value of $120,000
(e) During the nine months ended December 31, 2006, the Company recognized $45,000 for donated services and $9,000 for donated rent provided by the President of the Company.

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

     A summary of the Company's stock option activity is as follows:

                                                Nine months Ended
                                                December 31, 2006
                                          ------------------------------
                                          -------------- ---------------
                                              Number of        Weighted
                                                                Average
                                                Options  Exercise Price
   -------------------------------------- -------------- ---------------
   -------------------------------------- --------------

   Balance, beginning of period               3,000,000  $        0.366

   Granted                                            ?               ?

   Cancelled / Forfeited                    (3,000,000)           0.366

   Exercised                                          ?               ?
   -------------------------------------- -------------- ---------------
   -------------------------------------- -------------- ---------------

   Balance, end of period                             ?  $            ?
   -------------------------------------- -------------- ---------------

     As at December 31, 2006, there were no stock options outstanding.

7.       Stock Options (continued)

     The following table illustrates the effect on the December 31, 2005 net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' service period.

     The fair value of the options granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; risk-free interest of 3.71%; expected volatility of 114%; and weighted average life of 3 years.

                                                                          Nine months Ended
                                                                          December 31, 2005


      Net Loss - as reported                                                 $ (752,596)
        Add: Stock-based compensation expense included in net loss - as
        reported                                                                      -
        Deduct: Stock-based compensation expense determined under fair
        value method                                                           (156,319)
                                                                            --------------
                                                                            --------------

      Net Loss - Pro-Forma                                                    $(908,915)
                                                                            ==============

      Basic and diluted net loss per share - as reported                        $ (0.01)
                                                                            --------------

      Basic and diluted net loss per share - Pro-Forma                          $ (0.02)
                                                                            ==============



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

Three months ended December 31, 2006 Compared to three months ended December 31, 2005

The Company had no revenues for either the three months ended December 31, 2006 or the three months ended December 31, 2005.

Expenses for the Company decreased by $29,242 or 56% to $23,066 for the three months ended December 31, 2006 from $52,308 for the three months ended December 31, 2005. This decrease consisted of decreases in consulting of $23,339, in accounting and auditing costs of $1,000, in foreign exchange costs of $329, in general and administration expenses of $3,038, a reduction in impairment losses of $284 and in rent costs of $1,717. These decreases were partially offset by an increase in legal and organizational costs of $465.

As a result of the foregoing, the Company's net operating loss for the three months ended December 31, 2006 decreased to $23,066 from a loss of $52,308 for the three months ended December 31, 2005.

Nine months ended December 31, 2006 Compared to nine months ended December 31, 2005

The Company had no revenues for either the nine months ended December 31, 2006 or the nine months ended December 31, 2005.

Expenses for the Company increased by $587,021 or 78% to $1,339,617 for the nine months ended December 31, 2006 from $752,596 for the nine months ended December 31, 2005.

This increase consisted of increases in consulting of $772,970, an increase in accounting and auditing costs of $16,088, which were partially offset by decreases in legal and organizational costs of $6,568, foreign exchange costs of $2,729, general and administration expenses of $20,928, a reduction in impairment losses of $79,354, in rent of $14,277 and travel and promotion of $78,181.

As a result of the foregoing, the Company's net operating loss for the nine months ended December 31, 2006 increased to $1,339,617 or ($.03) per share from a loss of $752,596 or ($.01) per share for the nine months ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2006, the Company had cash of $6,923 and negative working capital of $10,629.

Net cash used in operating activities decreased by $335,584 to $32,425 for nine months ended December 31, 2006 from $368,009 for the nine months ended December 31, 2005.

This decrease resulted from an increase in the net operating loss of $587,021, a reduction in deferred compensation of $14,063, and net changes in the current accounts of $3,215, which were offset by an increase in shares issued for services of $915,883 and in expenses paid by related parties of $54,000.

Net cash used in investing activities decreased to $0 for the nine months ended December 31, 2006 from $587 for the nine months ended December 31, 2005. For the nine months ended December 31, 2006 the Company didn't purchase any minerals properties or equipment. This compares with the purchase of equipment for $587 during the nine months ended December 31, 2005.

Cash provided by financing activities totaled $35,000 for the nine months ended December 31, 2006 and $400,000 for the nine months ended December 31, 2005. All of the proceeds for each period were from the sale of common stock.

As a result of the Company executing termination agreements during the nine months ended December 31, 2006, which effectively terminated all of the outstanding letters of intent and cooperative agreements, the Company's need for immediate cash has been reduced. However, administrative costs and expenses continue.

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

     (b) Changes in internal control over financial reporting. We have not experienced any changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. However, the Company has taken the decision of hiring an external accounting firm to review the accounting of non-routine transactions in order to address the deficiencies found by our independent registered public accounting firm.

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

                                        DRAGON GOLD RESOURCES, INC.

                                          By: /s/ Johannes Petersen
                                 ----------------------------------
                                                  Johannes Petersen
                                           Dated: February 14, 2007
                                            Chief Executive Officer
                                        and Chief Financial Officer

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


Dated: February 14, 2007

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

I, Johannes Petersen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Dragon Gold Resources, Inc. on Form 10-QSB for the quarterly period ended December 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Dragon Gold Resources, Inc.

----------------------------
By: /s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Executive Officer
And Chief Financial Officer
February 14, 2007