Form 10KSB
period 2007-03-31
Dragon Gold Resources, Inc.
filed 2007-06-06
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

    [    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 000-50541

Dragon Gold Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0507007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5075 Westheimer Road, Suite 975, Houston, Texas 77056
(Address of principal executive offices)

(713) 402-6700
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $.001 Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended March 31, 2007, were $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of May 31, 2007, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $2,497,320.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Registrant’s common stock outstanding as of May 31, 2007, was 500,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant’s definitive proxy statement for its annual meeting of shareholders, which was filed by the Registrant on June 1, 2007.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

DRAGON GOLD RESOURCES, INC.
INDEX TO FORM 10-KSB
March 31, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"),including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Dragon Gold Resources, Inc. ("the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to March 31, 2007.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The Company was originally incorporated in Nevada in December 2000 as Folix Technologies Inc. In June 2004, the Company changed its name to Dragon Gold Resources, Inc. On May 31, 2007, the Company entered into and closed an agreement and plan of reorganization (the “Exchange Agreement”) with Secure Voice Communications, Inc., a Texas corporation (“Secure Voice”) and the stockholders of Secure Voice (the “Stock Transaction”). As a result of the Stock Transaction, Secure Voice became a wholly-owned subsidiary of the Company when the Company agreed to issue an aggregate of 3,207,840,000 shares of its common stock to the former shareholders of Secure Voice (in exchange for all the outstanding capital stock of Secure Voice), resulting in the former shareholders of Secure Voice owning approximately 98.8% of the issued and outstanding Dragon Gold common stock. As the articles of incorporation only authorized the issuance of 500,000,000 shares of common stock, the Company issued 450,053,276 shares of common stock and is obligated to issue an additional 2,757,786,724 shares of common stock. At the annual shareholders meeting scheduled for June 19, 2007, the shareholders are being asked to approve an 80-for-1 reverse split that will not reduce the number of authorized shares of common stock. If such reverse split is approved, the Company will issue the balance of these shares which will equate to 34,472,334 shares on a post-split basis. Additionally, J. Leonard Ivins was appointed as a director and was also appointed to serve as chief executive officer and Carl A. Chase was appointed to serve as chief financial officer.

Subsequent to the acquisition of Secure Voice, the Company will focus its efforts for growth in the area of discovering and acquiring leading-edge niche technologies, acting as their incubator and nurturing those technologies into market ready applications.

EMPLOYEES

As of the date of this report, the Company has two employees who are J. Leonard Ivins and Carl A. Chase.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not currently own nor has any agreements which grant it any rights to mining operations. Following summarizes its previous mining agreements which have all been terminated as of March 31, 2007.

(a)
On September 21, 2005, the Company entered into a cooperative agreement with Yinchuan Gaoxin District Shijin Mining Ltd. (“Yinchuan Mining”) to form a Sino-Foreign cooperative joint venture company (“JV Company”) for the exploration and development of the Xijishui Gold Property and its surrounding area located in Jingyuan County, Gansu Province, China. Pursuant to the agreement, the Company must pay $150,000 to Yinchuan Mining over a period of 12 months after Yinchuan Mining transfers its mineral exploration rights to the JV Company. The Company will have the right to earn an 80% interest in the JV Company by spending $1,200,000 for exploration activities over a two year period. The term of the cooperation agreement was 30 years. In May 2006, the Company terminated the cooperative agreement with Yinchuan Mining.

(b)
On September 10, 2005, the Company entered into a cooperative agreement with the Guilin Research Institute of Geology and Mineral Resources (“Institute”) to form a Sino-Foreign cooperative joint venture company (“JVC”) for the exploration and development of the Maling and Longhou Gold Properties located in Guangxi Province, China. Pursuant to the agreement, the Company must pay $800,000 to the Institute in stages over a period of 30 months after the Institute transfers its mineral exploration rights to the JVC. The Company will have the right to earn a 75% interest in the JVC by spending $2,500,000 for exploration activities over a three year period. The term of the cooperation agreement was 30 years. In May 2006 the Company terminated the cooperative agreement with the Institute.

(c)
On June 2, 2005, the Company entered into an Exploration License Transfer Agreement to acquire a 100% interest in two mining claims located in Mongolia. The Company is required to pay $9,500 on execution of the agreement, and an additional $9,500 upon the transfer of the exploration licenses. During the year ended March 31, 2007, the Company terminated the Agreement and recognized a recovery of $9,500, resulting from the reversal of the accrued acquisition cost.

(d)
On March 15, 2005, the Company entered into a Letter of Intent with the Hanzhong Geological Brigade of the Bureau of Geology & Mineral Exploration of Shaanxi Province, China (“Brigade”) to form a Sino-Foreign cooperative joint venture company for the exploration and development of up to seven properties located in Hanzhong, Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Brigade would contribute the Exploration Permit and their previous exploratory findings. In May 2006 the Company terminated the Letter of Intent with Brigade.

(e)
On March 1, 2004, Company’s wholly-owned subsidiary Dragon Minerals Inc. (“DMI”) entered into a Letter of Intent with the Northwest Geology and Exploration Bureau for Nonferrous Metals Party (“Party”) in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of a property located in Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Party would contribute the Permit and their previous exploratory findings. In May 2006, the Company returned the Letter of Intent to the shareholders of DMI when the Company terminated the acquisition agreement of DMI.

(f)
On February 24, 2004, DMI entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province (“Bureau”) in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of up to twelve properties located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Bureau would contribute the Permits and their previous exploratory findings. In May 2006, the Company returned the Letter of Intent to the shareholders of DMI when the Company terminated the acquisition agreement of DMI.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings, pending or threatened, which it is a party to.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the over-the-counter electronic bulletin board ("OTCBB") under the symbol "DRGO.OB". The following table sets forth the range of high and low bid prices for each quarter since April 1, 2005.

Year 2007	High	Low
Quarter ended March 31, 2007	$0.05	$0.04
Quarter ended December 31, 2006	$0.07	$0.04
Quarter ended September 30, 2006	$0.09	$0.04
Quarter ended June 30, 2006	$0.12	$0.07
Year 2006
Quarter ended March 31, 2006	$0.17	$0.05
Quarter ended December 31, 2005	$0.12	$0.05
Quarter ended September 30, 2005	$0.26	$0.11
Quarter ended June 30, 2005	$0.67	$0.20

    The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations give effect to a seven-for-one stock split effective June 14, 2004.

    At May 31, 2007, the closing bid price of the common stock was $0.025. As of May 31, 2007, the Company estimates that there were in excess of 300 beneficial holders of its common stock. The Company did not re-purchase any of its shares of common stock during the last fiscal year.

    On May 31, 2007, the Company agreed to issue 3,207,840,000 shares of common stock pursuant to the Stock Transaction, pursuant to an exemption afforded under Section 4(2) of the Securities Act of 1933. No sales commissions were paid in connection with this transaction and the 14 purchasers were accredited investors that had access to all of the SEC filings of the Company. Only 450,053,276 shares were issued on May 31, 2007, and the balance will be issued if the reverse split is approved by the shareholders at the June 19, 2007 annual meeting.

    In May 2006, the employment agreement that the Company entered into (Note 10) with the Chairman Non-Executive (the “Employee”) was terminated. Under the terms of the termination, the Company cancelled the stock options to acquire 3,000,000 shares of common stock that was issued to the Employee. The Company then issued 5,000,000 shares of common stock to the Employee.

On May 5, 2006, the Company cancelled 13,500,000 shares of common stock as part of the Agreement Termination with Dragon Minerals Holdings Inc. (Refer to Note 5).

On May 5, 2006, the Company issued 2,500,000 and 1,000,000 shares of common stock of the Company to the President and the Geological Director, respectively, as recognition of their efforts devoted to the Company.

On April 18, 2006, the Company entered into a stock subscription agreement whereby the Company issued 700,000 shares of common stock at $0.05 per share for cash proceeds of $35,000.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Twelve months ended March 31, 2007 compared to twelve months ended March 31, 2006

The Company had no revenues for either the twelve months ended March 31, 2007 or the twelve months ended March 31, 2006.

Expenses for the Company increased by $525,132 or 63% to $1,355,618 for the twelve months ended March 31, 2007 from $830,486 for the twelve months ended March 31, 2006. This increase consisted of increases in consulting of $715,221, an increase in accounting and auditing costs of $20,253, which were partially offset by decreases in legal and organizational costs of $8,506, foreign exchange costs of $2,670, general and administration expenses of $21,183, a reduction in impairment losses of $84,587, in rent of $14,277 and travel and promotion of $78,181.

        As a result of the foregoing, the Company's net operating loss for the twelve months ended March 31, 2007, increased to $1,355,618 or ($.03) per share from a loss of $830,486 or ($.02) per share for the twelve months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, the Company had cash of $1,315 and negative working capital of $9,386.

Net cash used in operating activities decreased by $286,974 to $38,033 for twelve months ended March 31, 2007 from $325,007 for the twelve months ended March 31, 2006. Net cash used in operating activities for the 2007 period were comprised of a net loss of $1,355,618, and decreases in accounts payable and accrued liabilities and amounts due to related parties of $2,400 and $20,872, respectively. These amounts were partially offset by non-cash charges totaling $1,334,418 and decreases in accounts receivable and prepaid expenses of $2,610 and $3,829, respectively.

Net cash used in investing activities decreased to $0 for the twelve months ended March 31, 2007 from $81,925 for the twelve months ended March 31, 2006. For the 2007 period the Company didn't purchase any minerals properties or equipment. This compares with mineral property acquisition costs of $81,338 and the purchase of equipment for $587 during the 2006 period.

Cash provided by financing activities totaled $35,000 for the twelve months ended March 31, 2007 and $400,000 for the twelve months ended March 31, 2006. All of the proceeds for each period were from the sale of common stock.

As a result of the Company executing termination agreements during the twelve months ended March 31, 20007, which effectively terminated all of the outstanding letters of intent and cooperative agreements, the Company's need for immediate cash has been reduced. However, administrative costs and expenses continue.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dragon Gold Resources, Inc.

We have audited the accompanying balance sheets of Dragon Gold Resources, Inc. (an exploration stage company) (the "Company"), as of March 31, 2007 and 2006 and the related statements of operations, shareholders' deficit and cash flows for the years then ended, and the period from inception (December 13, 2000) to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements for the period December 13, 2000 through March 31, 2005 were audited by other auditors whose report, dated June 21, 2005, expressed an unqualified opinion on those statements, and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period from inception (December 13, 2000) through March 31, 2005 reflect no revenue and a net loss of $576,497, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Dragon Gold Resources, Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and for the period from inception (December 13, 2000) to March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has never generated any revenue and has suffered recurring losses from operations and at March 31, 2007 is in a negative working capital position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Leger & Co. L.L.P.

May 15, 2007
Houston, Texas

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	March 31,
	2007	2006
Assets
Current assets:
Cash	$1,315	$4,348
Accounts receivable	--	2,610
Prepaid expenses and deposits	--	3,829
Total current assets	1,315	10,787
Intangible assets	--	9,063
Property and equipment	1,179	3,151
Total assets	$2,494	$23,001

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,613	$20,212
Accrued liabilities	--	1,228
Due to related parties (Note 6)	88	20,960
Total current liabilities	10,701	42,400

Stockholders’ deficit:
Common Stock, 500,000,000 common shares authorized with a par value of $0.001, 49,946,724 and 54,221,724 common shares issued and outstanding at March 31, 2007 and 2006, respectively	49,947	54,222
Additional paid-in capital	2,704,447	1,333,362
Deficit accumulated during the exploration stage	(2,762,601)	(1,406,983)
Total stockholders’ deficit	(8,207)	(19,399)
Total liabilities and stockholders’ deficit	$2,494	$23,001

See accompanying notes to audited financial statements.

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Years Ended March 31,		Accumulated From December 13, 2000 (Inception) to
	2007	2006	March 31, 2007

Revenue	$--	$--	$--

Expenses
Accounting and audit	36,398	16,145	91,863
Depreciation and amortization	4,784	5,722	13,485
Consulting	1,295,633	580,412	2,013,661
Foreign exchange	(389)	2,281	4,065
General and administrative	1,867	23,050	48,405
Legal and organizational	8,574	17,080	79,091
Impairment loss on intangible assets	6,251	-	6,251
(Recovery) impairment loss on mineral property acquisition costs	(9,500)	81,338	272,641
Rent	12,000	26,277	67,121
Travel and promotion	--	78,181	167,018
Total expenses	1,355,618	830,486	2,763,601
Gain on sale of assets	--	--	1,000
Net loss	$(1,355,618)	$(830,486)	$(2,762,601)

Net loss per share - basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding	50,380,000	54,260,000

See accompanying notes to audited financial statements.

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the Years Ended March 31,		Accumulated From December 13, 2000 (Inception) to

	2007	2006	March 31, 2007

Operating activities:
Net loss	$(1,355,618)	$(830,486)	$(2,762,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,784	5,722	13,485
Deferred compensation	--	17,188	--
Expenses paid by related party	64,500	53,000	117,500
Impairment loss on intangible assets	6,251	--	6,251
(Recovery) impairment loss on mineral property acquisition costs	(9,500)	81,338	272,641
Shares issued to settle expenses	--	--	5,070
Shares issued for services	1,268,383	340,000	1,627,133
Shares issued for mineral property costs	--	--	165,000
Change in operating assets and liabilities:
Accounts receivable	2,610	(2,610)	--
Deposits and prepaid expenses	3,829	3,977	--
Accounts payable and accrued liabilities	(2,400)	(12,943)	19,040
Amounts due to related parties	(20,872)	19,807	(4,948)
Net cash used in operating activities	(38,033)	(325,007)	(541,429)
Investing activities:
Mineral property acquisition costs	--	(81,338)	(282,141)
Purchase of property and equipment	--	(587)	(5,915)
Purchase of intangible assets	--	--	(15,000)
Net cash used in investing activities	--	(81,925)	(303,056)
Financing activities:
Proceeds from related party loan	--	--	12,745
Proceeds from issuance of common shares	35,000	400,000	833,055
Net cash provided by financing activities	35,000	400,000	845,800
Increase (decrease) in cash	(3,033)	(6,932)	1,315
Cash - beginning of year	4,348	11,280	--
Cash - end of year	$1,315	$4,348	$1,315

Supplemental disclosures:
Interest paid	$--	$--	$--
Income tax paid	$--	$--	$--

Non-cash financing activities:
Issuance of common stock for asset purchase	$--	$--	$100
Issuance of common stock for acquisition of subsidiary	$--	$--	$165,000
Issuance of common stock for settlement of related party loans	$30,000	$--	$37,708

See accompanying notes to audited financial statements.

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From December 13, 2000 (Inception) to March 31, 2007
(Expressed in U.S. Dollars)

						Deficit
			Additional			Accumulated
			Paid In	Stock		During the
			Capital	Subscription	Deferred	Development
	Shares	Amount	(Discount)	Receivable	Compensation	Stage	Total
Balances - December 13, 2000 (Inception)	--	$--	$--	$--	$--	$--	$--
Common stock issued for cash	10,962,000	10,962	(9,396)	--	--	--	1,566
Common stock issued for organizational expenses	6,790,000	6,790	(5,820)	--	--	--	970
Common stock issued for asset purchase	700,000	700	(600)	--	--	--	100
Net loss for the period	--	-	--	--	--	(3,437)	(3,437)
Balances - March 31, 2001	18,452,000	18,452	(15,816)	--	--	(3,437)	(801)
Common stock issued for services	28,000,000	28,000	(24,000)	--	--	--	4,000
Net loss for the year	--	-	--	--	--	(5,508)	(5,508)
Balances - March 31, 2002	46,452,000	46,452	(39,816)	--	--	(8,945)	(2,309)
Net loss for the year	--	-	--	--	--	(1,244)	(1,244)
Balances - March 31, 2003	46,452,000	46,452	(39,816)	--	--	(10,189)	(3,553)
Common stock issued for cash, net of offering costs of $8,476	3,675,000	3,675	92,849	--	--	--	96,524
Common stock issued for debt settlement	269,794	270	7,439	--	--	--	7,709
Net loss for the year	--	--	--	--	--	(17,693)	(17,693)
Balances - March 31, 2004	50,396,794	50,397	60,472	--	--	(27,882)	82,987
Cancellation of common stock by former director	(16,400,000)	(16,400)	16,400	--	--	--	-
Common stock issued for acquisition of subsidiary	16,500,000	16,500	148,500	--	--	--	165,000
Common stock issued for cash	799,930	800	399,165	(100,000)	--	--	299,965
Common stock issued for services	25,000	25	18,725	--	17,188	--	1,562
Net loss for the year	--	--	--	--	--	(548,615)	(548,615)
Balances - March 31, 2005	51,321,724	51,322	643,262	(100,000)	17,188	(576,497)	899
Cash received for stock subscription receivable	--	--	--	100,000	--	--	100,000
Common stock issued for cash	1,900,000	1,900	298,100	--	--	--	300,000
Common stock issued for services	1,000,000	1,000	339,000	--	--	--	340,000
Deferred compensation	--	--	--	--	(17,188)	--	17,188
Expenses paid by related party	--	--	53,000	--	--	--	53,000
Net loss for the year	--	--	--	--	--	(830,486)	(830,486)
Balances - March 31, 2006	54,221,724	54,222	1,333,362	--	--	(1,406,983)	(19,399)
Common stock issued for services	8,525,000	8,525	1,259,858	--	--	--	1,268,383
Common stock issued for cash	700,000	700	34,300	--	--	--	35,000
Return and cancellation of shares	(13,500,000)	(13,500)	12,427	--	--	--	(1,073)
Expenses paid by third party	--	--	64,500	--	--	--	64,500
Net loss for the year	--	--	--	--	--	(1,355,618)	(1,355,618)
Balances - March 31, 2007	49,946,724	$49,947	$2,704,447	$--	$--	$(2,762,601)	$(8,207)

See accompanying notes to audited financial statements.

Dragon Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

1. Exploration Stage Company

Dragon Gold Resources, Inc. (“Dragon Gold” or the “Company”) was incorporated in the State of Nevada, U.S.A. on December 13, 2000, under the name “Folix Technologies, Inc.” Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc. The Company's principal business was the development of a Linux based application server and thin client computing systems. During the year ended March 31, 2005, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. (“DMHI”), a private British Virgin Island company. DMHI is involved in the mineral property acquisition and exploration in China. On May 5, 2006, the Company and DMHI terminated their agreement dated July 14, 2004. Refer to Note 5.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since its inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As of March 31, 2007, the Company has accumulated losses of $2,762,601 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2. Summary of Significant Accounting Policies

(a)	Basis of presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in US dollars. On May 5, 2006, the Company terminated its agreement with its 100% wholly owned subsidiary, Dragon Minerals Holdings Inc. (Refer to Note 5.) Comparative amounts, for the statements of operations and statements of cash flows for the year ended March 31, 2006 are shown on a consolidated basis.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ materially from those estimates.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less at the time of issuance to be cash equivalents.

(d)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are undertaken primarily in Canadian dollars, Chinese Yuan and British pounds. The Company has not, as of the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

(f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the “if-converted” method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be issued from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive.

(g)	Financial Instruments

Financial instruments which include cash and cash equivalents, accounts payable, accrued liabilities, and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Virtually all of the Company’s assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(h)	Concentrations of Credit Risk

The Company maintains its cash in well known banks selected based upon management’s assessment of the banks’ financial stability. Balances periodically exceed the $100,000 federal depository insurance limit, however, the Company has not experienced any losses on deposits.

(i)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2007 and 2006, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(j)	Mineral Property Costs

The Company has been in the exploration stage since its acquisition of Dragon Minerals Holdings, Inc. on July 15, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(k)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

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

Property and equipment consists of computer hardware and is recorded at cost. The computer hardware is being amortized on a straight-line basis over its estimated useful life of three years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the account, and any gain or loss is included in operations.

(m)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(n)	Stock-Based Compensation

Prior to April 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. No stock-based compensation cost was recognized in the consolidated statements of operations for the year ended March 31, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payment”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet fully vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. The Company had 3,000,000 outstanding and non-vested stock options at the time of adoption of SFAS No. 123R which were cancelled in full on May 18, 2006.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted in the year ended March 31, 2006. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing formula with the following assumptions: dividend yield of 0%; risk-free interest of 3.71%; expected volatility of 114%; and weighted average life of 3 years.

Year Ended March 31, 2006

Net loss - as reported	$(830,486)
Add: Stock-based compensation expense included in net loss - as reported	--
Deduct: Stock-based compensation expense determined under fair value method	(156,319)
Net loss - pro-forma	$(986,805)

Basic and diluted net loss per share - as reported	$(0.02)
Basic and diluted net loss per share - pro-forma	$(0.02)

(o)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

(p)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

3.	Intangible Assets consist of the following:

	Cost	Accumulated Amortization	March 31,2007 Net Carrying Value	March 31, 2006 Net Carrying Value
Website development costs	$15,000	$(15,000)	$--	$9,063

4.	Property and Equipment consist of the following:

	Cost	Accumulated Depreciation	March 31, 2007 Net Carrying Value	March 31, 2006 Net Carrying Value
Computer equipment	$5,915	$(4,736)	$1,179	$3,151

5. Acquisition and Termination of Business

On July 15, 2004, the Company purchased 100% of the issued and outstanding common shares of Dragon Minerals Holdings Inc. (“DMHI”), a private British Virgin Islands company. DMHI owns 100% of the issued and outstanding common shares of Dragon Minerals Inc. (“DMI”), a private British Virgin Islands company. Accordingly, the results of operations for DMHI have been included in the accompanying consolidated financial statements from the date of acquisition. DMI is involved in mineral property acquisition and exploration in China. The purchase price was $184,579 which included the issue of 16,500,000 common shares at a fair value of $165,000, acquisition costs of $12,235 and negative book value of DMHI of $7,344. The common shares were valued at a nominal $0.01 per share as the Company had just disposed of its Linux based business and had no significant assets, liabilities, nor operations. The Company used the purchase method of accounting for this acquisition and the purchase price was allocated to mineral property costs. As the mineral property did not have any proven or probable reserves, the costs have been charged to operations.

On May 5, 2006, the Company and its wholly owned subsidiary, Dragon Minerals Holdings Inc. (“DMHI”) terminated their agreement dated July 14, 2004, whereby the Company acquired all the issued and outstanding shares of DMHI for 16,500,000 shares of the Company’s common stock. Pursuant to the Termination Agreement, the Company returned to the Shareholders their shares in DMHI and the Shareholders returned 13,500,000 shares of the Company’s common stock. A director of the Company and the director’s spouse retained 3,000,000 shares of the Company’s common stock. The director was issued an additional 1,000,000 shares for services performed (Refer to Note 4(d)). As a result of the termination, the Letter of Intents entered by Dragon Minerals Inc., DMHI’s wholly-owned subsidiary, with Northwest Geology & Exploration Bureau for Nonferrous Metals Party and Bureau of Geology & Mineral Exploration & Development of Shaanxi Province were returned to the shareholders of DMHI (Refer to Notes 7 (e) and (f), respectively). During the years ended March 31, 2007 and 2006, DMHI incurred expenses of $3,307 and $3,500, respectively.

6. Related Party Transactions

(a)
The amount due to related parties at March 31, 2007 of $88 represents expenses of $159 paid on behalf of the Company by a former Director, $402 paid on behalf of the Company by the President and offset by $473 advanced to a current director. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

(b)
During the fiscal year ended March 31, 2007, the Company incurred $804,633 (2006 - $402,500) for consulting services provided by the Chairman of the Board of Directors of the Company, which includes $5,000 as part of an employment agreement and a modified bonus for prior services of 5,000,000 shares of restricted common stock with a value of $829,633 that replaced 3,000,000 stock options. Included in prior services was $25,000 which was previously recorded as a liability.

(c)
During the fiscal year ended March 31, 2007, the Company incurred $352,500 (2006 - $120,000) for consulting services provided by the President of the Company, which included a one time bonus of 2,500,000 restricted common shares with a fair value of $300,000 for prior services and twelve months’ services donated by the President.

(d)
During the fiscal year ended March 31, 2007, the Company incurred $120,000 (2006 - $39,650) for consulting services provided by a Director of the Company, which includes a one time bonus of 1,000,000 shares of restricted common stock with a fair value of $120,000.

(e)	During the fiscal year ended March 31, 2007, the Company recognized $52,500 for donated services and $12,000 for donated rent provided by the President of the Company.

7. Mineral Properties

(g)
On September 21, 2005, the Company entered into a cooperative agreement with Yinchuan Gaoxin District Shijin Mining Ltd. (“Yinchuan Mining”) to form a Sino-Foreign cooperative joint venture company (“JV Company”) for the exploration and development of the Xijishui Gold Property and its surrounding area located in Jingyuan County, Gansu Province, China. Pursuant to the agreement, the Company must pay $150,000 to Yinchuan Mining over a period of 12 months after Yinchuan Mining transfers its mineral exploration rights to the JV Company. The Company will have the right to earn an 80% interest in the JV Company by spending $1,200,000 for exploration activities over a two year period. The term of the cooperation agreement was 30 years. In May 2006, the Company terminated the cooperative agreement with Yinchuan Mining.

(h)
On September 10, 2005, the Company entered into a cooperative agreement with the Guilin Research Institute of Geology and Mineral Resources (“Institute”) to form a Sino-Foreign cooperative joint venture company (“JVC”) for the exploration and development of the Maling and Longhou Gold Properties located in Guangxi Province, China. Pursuant to the agreement, the Company must pay $800,000 to the Institute in stages over a period of 30 months after the Institute transfers its mineral exploration rights to the JVC. The Company will have the right to earn a 75% interest in the JVC by spending $2,500,000 for exploration activities over a three year period. The term of the cooperation agreement was 30 years. In May 2006 the Company terminated the cooperative agreement with Institute.

(i)
On June 2, 2005, the Company entered into an Exploration License Transfer Agreement to acquire a 100% interest in two mining claims located in Mongolia. The Company is required to pay $9,500 on execution of the agreement, and an additional $9,500 upon the transfer of the exploration licenses. During the year ended March 31, 2007, the Company terminated the Agreement and recognized a recovery of $9,500, resulting from the reversal of the accrued acquisition cost.

(j)
On March 15, 2005, the Company entered into a Letter of Intent with the Hanzhong Geological Brigade of the Bureau of Geology & Mineral Exploration of Shaanxi Province, China (“Brigade”) to form a Sino-Foreign cooperative joint venture company for the exploration and development of up to seven properties located in Hanzhong, Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Brigade would contribute the Exploration Permit and their previous exploratory findings. In May 2006 the Company terminated the Letter of Intent with Brigade.

(k)
On March 1, 2004, Company’s wholly-owned subsidiary Dragon Minerals Inc. (“DMI”) entered into a Letter of Intent with the Northwest Geology and Exploration Bureau for Nonferrous Metals Party (“Party”) in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of a property located in Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint venture and Party would contribute the Permit and their previous exploratory findings. In May 2006, the Company returned the Letter of Intent to the shareholders of DMI when the Company terminated the acquisition agreement of DMI.

(l)
On February 24, 2004, DMI entered into a Letter of Intent with the Bureau of Geology and Mineral Exploration & Development of Shaanxi Province (“Bureau”) in China to form a Sino-Foreign cooperative joint venture company for the exploration and development of up to twelve properties located in the Southern Shaanxi Province. Pursuant to the Letter of Intent, the Company would contribute cash to the joint ventures and Bureau would contribute the Permits and their previous exploratory findings. In May 2006, the Company returned the Letter of Intent to the shareholders of DMI when the Company terminated the acquisition agreement of DMI.

8. Common Stock

(a)
In May 2006, the employment agreement that the Company entered into (Note 10) with the Chairman Non-Executive (the “Employee”) was terminated. Under the terms of the termination, the Company cancelled the stock options to acquire 3,000,000 shares of common stock that was issued to the Employee. The Company then issued 5,000,000 shares of common stock to the Employee. The Employee will remain as a director of the Company.

(b)	On May 5, 2006, the Company cancelled 13,500,000 shares of common stock as part of the Agreement Termination with Dragon Minerals Holdings Inc. (Refer to Note 5).

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

                 9. Stock Options

During the year ended March 31, 2006, the Company granted stock options to acquire up to 3,000,000 shares of common stock exercisable at $0.366 per share on or before May 12, 2010. One-third of the options vest each year, for the first three years, on the anniversary date of the agreement. On May 5, 2006, the 3,000,000 stock options were cancelled as the employment agreement. (Refer to Note 8.) was terminated. The Company recorded $829,633 as compensation expense in connection with the cancellation and issuance of 5,000,000 shares of common stock in accordance with SFAS 123R.

A summary of the Company’s stock option activity is as follows:

	For the Year Ended March 31, 2007
	Number of Options	Weighted Average Exercise Price
Balance, April 1, 2006	3,000,000	$0.366
Granted	--	--
Cancelled / Forfeited	(3,000,000)	0.366
Exercised	--	--
Balance, March 31, 2007	--	$--

As of March 31, 2007, there were no stock options outstanding.

10. Termination of Employment Agreement

On May 12, 2005, the Company entered into a five-year employment agreement for the position of Chairman Non-Executive (the “Employee”) for the provision of services for 52 days per year in consideration for an annual salary of $60,000. The Company would also pay $500 per day for each day in excess of 52 days. The Employee received 1,000,000 shares of common stock of the Company upon execution of the agreement. The Company also granted stock options to acquire 3,000,000 shares of common stock for a term of 5 years, exercisable at $0.366 per share. One-third of the options vest each year for the first three years, on the anniversary date of the agreement. In May 2006, the employment agreement that the Company entered into with the Employee was terminated. Under the terms of the termination, the Company cancelled the stock options to acquire 3,000,000 shares of common stock that was issued to the Employee. The Company then issued 5,000,000 shares of common stock to the Employee.

11. Income Tax

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. The Company has net operating loss carry forwards of approximately $986,000, which expire beginning in 2020. Under the provisions of Section 382 of the Internal Revenue Code, any significant ownership change in the Company could severely limit the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and liabilities and the related tax effects at March 31, 2007 and 2006 are as follows:

	March 31,
	2007	2006

Deferred tax assets:
Net operating losses	$335,272	$300,299
Valuation allowance	(335,272)	(300,299)
Total deferred tax assets	--	--
Deferred tax liability	--	--
Net deferred tax asset (liability)	$--	$--

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% was applied to pre-tax loss for the years ended March 31, 2007 and 2006 is as follows:

	March 31, 2007		March 31, 2006
	Amount	%	Amount	%

Provision (benefit) for income tax at federal statutory rate:	$(460,910)	(34.0)	(282,365)	(34.0)
Non-deductible compensation expense	425,938	31.0	121,444	20.0
Increase (decrease) in valuation allowance	34,972	3.0	160,921	14.0
	$--	--	$--	--

12. Subsequent Events

On May 31, 2007 (the “Closing Date”), Dragon Gold Resources, Inc., a Nevada corporation (the "Company" or “Dragon Gold”) entered into and closed an Agreement and Plan of Reorganization (the “Exchange Agreement”) with Secure Voice Communications, Inc., a Texas corporation (“Secure Voice”) and the stockholders of Secure Voice (the “Stock Transaction”). As a result of the Stock Transaction, Secure Voice became a wholly-owned subsidiary of the Company when the Company agreed to issue an aggregate of 3,207,840,000 shares of its common stock to the former shareholders of Secure Voice (in exchange for all the outstanding capital stock of Secure Voice), resulting in the former shareholders of Secure Voice owning approximately 98.8% of the issued and outstanding Dragon Gold common stock. As the articles of incorporation only authorized the issuance of 500,000,000 shares of common stock, the Company issued 450,053,276 shares of common stock and is obligated to issue an additional 2,757,786,724 shares of common stock. At the annual shareholders meeting scheduled for June 19, 2007, the shareholders are being asked to approve an 80-for-1 reverse split that will not reduce the number of authorized shares of common stock. If such reverse split is approved, the Company will issue the balance of these shares which will equate to 34,472,334 shares on a post-split basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 8, 2005, the Company terminated the engagement of Manning Elliot, Chartered Accountants from its position as the Company's independent accountants.

The audit report of Manning Elliot, on June 2, 2004, for the year ended March 31, 2004 contained no adverse opinion, disclaimer of opinion or modification of the opinion except for concerns expressed about the Company's ability to continue as a going concern.

The Board of Directors participated in and approved the decision to change independent accountants.

In connection with its audit for the fiscal year ended March 31, 2004 and the interim period until the date of dismissal, there have been no disagreements with Manning Elliot, Chartered Accountants on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Manning Elliot, Chartered Accountants would have caused them to make reference thereto in their report on the financial statements nor were any reportable events (as defined in Regulation S-K Item 304(a)(1)(v) .

The Company requested that Manning Elliot, Chartered Accountants furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as an Exhibit to the Form 8-K filed on April 13, 2005.

On April 8, 2005, the Company engaged Ham, Langston, & Brezina, L.L.P. to audit its financial statements for the year ended March 31, 2005. Prior to such engagement, the Company had not consulted with Ham, Langston, & Brezina, L.L.P regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

On April 18, 2006 Ham, Langston Brezina LLP resigned as the Company's independent certifying accountants.

On May 24, 2006, the Board of Directors of the Company engaged Thomas Leger & Co. LLP to be its independent certifying accountants for the year ended March 31, 2006.

During the two most recent fiscal years and through March 31, 2006, the Company did not consult with Thomas Leger & Co. LLP, regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advise was provided to the Company by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 8A.  MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    In connection with the annual review for the year ended March 31, 2007, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weakness as defined by the standards of the Public Company Accounting Oversight Board. The material weaknesses were in our internal controls over accounting for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. G.A.A.P.

        (a) Evaluation of disclosure controls and procedures. Due to the material weaknesses in our internal control over financial reporting described above, our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

        (b) Changes in internal control over financial reporting. We have not experienced any changes in our internal control over financial reporting during our most recent fiscal year that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. However, the Company has taken the decision of hiring an external accounting firm to review the accounting of non-routine transactions in order to address the deficiencies found by our independent registered public accounting firm.

ITEM 8B.  OTHER INFORMATION

CHANGES IN CONTROL OF REGISTRANT.

On May 31, 2007, the Company entered into and closed on the Exchange Agreement with Secure Voice and the stockholders of Secure Voice (the “Stock Transaction”). As a result of the Stock Transaction, Secure Voice became a wholly-owned subsidiary of Dragon Gold.

As a result of the closing of the Stock Transaction, we agreed to issue an aggregate of 3,207,840,000 shares of our common stock to the former shareholders of Secure Voice (in exchange for all the outstanding capital stock of Secure Voice), resulting in the former shareholders of Secure Voice owning approximately 98.8% of the issued and outstanding Dragon Gold common stock. Additionally, J. Leonard Ivins was appointed as a director and was also appointed to serve as chief executive officer and Carl A. Chase was appointed to serve as chief financial officer.

OFFICERS AND DIRECTORS

The Company's executive officers and directors are as follows:

Name	Age	Position	Position Held Since
J. Leonard Ivins	70	Chief Executive Officer and Director	May 2007
Carl A. Chase	57	Chief Financial Officer	May 2007
Hank Vanderkam	63	Director	May 2007

J. Leonard Ivins - Mr. Ivins has served as Chief Executive Officer and a director since May 2007. From November 2000 until September 2006, Mr. Ivins served as a director to of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure. Mr. Ivins was also a member of the audit and compensation committees of eLinear. In September 2006, eLinear filed for protection under Chapter 7 of the Bankruptcy Code. Since 1995, he has been a private investor. Previously, Mr. Ivins was a founder and co-owner of a privately held company that was an FDIC and RTC contractor. From 1979 to 1981, Mr. Ivins was a turnaround and workout consultant to small, publicly held oil and gas companies. From 1970 to 1975, Mr. Ivins was president of The Woodlands Development Corporation and a director of Mitchell Energy and Development Corp.

Carl A. Chase - Mr. Chase has served as Chief Financial Officer since May 2007. Mr. Chase also serves as Chief Financial Officer and a director of Unicorp, Inc., an independent oil and gas company since August 2004. From August 2000 to May 2006, Mr. Chase served as a consultant and senior vice president to Rockport Healthcare Group, Inc., a preferred provider organization for work-related injuries and illnesses. From April 2003 until September 2006, Mr. Chase served as a director of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure and from December 2005 until September 2006, Mr. Chase served as chairman. In September 2006, eLinear filed for protection under Chapter 7 of the Bankruptcy Code. From August 1999 to May 2000, Mr. Chase was chief financial officer of ClearWorks.net, Inc. From December 1992 to August 1999 Mr. Chase served as chief financial officer of Bannon Energy Incorporated, a private independent oil and gas company where his primary responsibilities included acquisitions, financing and accounting and administration. Mr. Chase is a graduate of the University of Oklahoma in 1975 with a Bachelor of Accountancy degree.

    Hank Vanderkam - Mr. Vanderkam served as the Company’s sole officer and director since May 2007. Mr. Vanderkam has practiced law for thirty-eight years specializing in securities law. He is also a certified public accountant and a former partner with Deloitte & Touche.

    Mr. Johannes Peterson resigned his positions as Chief Executive Officer, Chief Financial Officer and Director effective May 31, 2007.

BOARD COMPOSITION

    The Company's board of directors currently consists of two (2) members. Each of its directors is elected annually at its annual meeting. There are no family relationships between any of the Company's officers and directors. The board of directors has not established any committees but plans to establish an audit committee, compensation committee, nominating and governance committees in the near future. Mr. Chase will be the audit committee financial expert serving on its board of directors, if elected at the next shareholders’ meeting on June 19, 2007.

DIRECTOR AND EXECUTIVE COMPENSATION

    Directors who are also employees do not receive any additional compensation for serving as a director. No director received any fee for his services during the last fiscal year.

OPTION GRANTS, LONG-TERM INCENTIVE PLANS AND EMPLOYMENT AGREEMENTS

    The Company currently does not have any stock options outstanding pursuant to any stock option plan or long-term incentive plans.

    On May 10, 2007, the Company and Mr. Ivins entered into an employment agreement where it agreed to employ Mr. Ivins as its Chief Executive Officer, commencing on May 10, 2007 and terminating on May 9, 2010. Under his employment agreement, Mr. Ivins has the right to terminate his employment agreement at any time upon fourteen days written notice and the Company may terminate his employment agreement immediately upon fourteen days written notice. The employment agreement entitles Mr. Ivins to a monthly base salary of $5,000 and a stock bonus of 1,600,000 post-split shares of Company common stock upon execution of his employment agreement.

    On May 10, 2007, the Company and Mr. Chase entered into an employment agreement where it agreed to employ Mr. Chase as its Chief Financial Officer, commencing on May 10, 2007 and terminating on May 9, 2010. Under his employment agreement, Mr. Chase has the right to terminate his employment agreement at any time upon fourteen days written notice and the Company may terminate his employment agreement immediately upon fourteen days written notice. The employment agreement entitles Mr. Chase to a monthly base salary of $5,000 and a stock bonus of 1,600,000 post-split shares upon execution of his employment agreement

PRINCIPAL STOCKHOLDERS

    The following table sets forth, as of June 1, 2007, the number and percentage of outstanding shares of Company common stock owned by: (a) each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock; (b) each of the Company’s directors; (c) the named executive officers as defined in Item 402 of Regulation S-B; and (d) all current directors and executive officers, as a group. As of June 1, 2007, there were 500,000,000 shares of common stock issued and outstanding.
    Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. For purposes of beneficial ownership calculations herein, it is assumed that the 1 for 80 reverse stock split will be effected within 60 days from June 1, 2007. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percentage of Class	Percentage of Class (2)
Beneficial Owners of more than 5%:
Silver Star Holdings (3)	247,956,930	49.6%	54.3%
Trevor D. Ling (4)	44,850,439	9.0%	9.8%
Jonathan Camarillo Trust (5)	39,956,847	8.0%	8.7%
Danny Chan (6)	31,426,734	6.3%	6.9%
Officers and Directors:
J. Leonard Ivins	17,958,134	3.6%	3.9%
Carl A. Chase	17,958,134	3.6%	3.9%
Hank Vanderkam	--	0.0%	0.0%
All directors and executive officers as a group (3 persons)	35,916,268	7.2%	7.8%
_________

(1)	Unless otherwise indicated, the mailing address of the beneficial owner is c/o Dragon Gold Resources, Inc., 5075 Westheimer, Suite 975, Houston, Texas 77056.
(2)
This column reflects the percentage ownership giving effect to the issuance of the 2,757,786,724 additional shares of common stock required to be issued pursuant to the Reorganization that will be issued, on a post-split basis, assuming that Proposal 2 is adopted by the shareholders pursuant to its proxy statement.

(3)	The business address of Silver Star Holdings is PO Box 27949, Houston, Texas 77227-7949.
(4)	The business address of Mr. Ling is 5050 Westheimer, Houston, Texas 77056.
(5)	The business address of Jonathan Camarillo Trust is 5023 Polk Street, Houston, Texas 77023.
(6)	The business address of Mr. Chan is 255 G Street, Suite 366, San Diego, California 92101.

DESCRIPTION OF SECURITIES

General

The Company is authorized to issue 500,000,000 shares of common stock, $.001 par value.

Common stock

The authorized capital stock of the Company currently consists of 500,000,000 shares of common stock, par value $.001 per share, of which prior to the Exchange there are 49,246,724 issued and outstanding shares of common stock. After giving effect to the Exchange, there are 500,000,000 issued and outstanding shares of common stock. All of the issued and outstanding shares of common stock of Secure Voice will be held by the Company as a result of the Exchange. The following statements relating to the capital stock set forth the material terms of these securities; however, reference is made to the more detailed provisions of, and these statements are qualified in their entirety by reference to, the Certificate of Incorporation and Bylaws of the Company copies of which are filed as exhibits to its SEC reports.

Holders of shares of the common stock of the Company are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any as may be declared from time to time by the Board in its discretion from funds legally available therefore. In the event of any liquidation, dissolution or winding up, the holders of common stock are entitled to a pro-rata share of all assets remaining after payment in full of all liabilities an preferential payments, if any, to holders of preferred stock. All of the outstanding shares of common stock are fully paid and non-assessable.

        Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion or redemption rights or sinking fund provisions with respect to our common stock.

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, our Board does not anticipate declaring any cash dividends for the foreseeable future. We have not paid any cash dividends on our common stock.

Transfer agent

The Company’s transfer agent is Holliday Stock Transfer, Inc. whose address is 2939 North 67th Place, Suite C, Scottsdale, AZ 85251.

Disclosure Of Commission Position On Indemnification For Securities Act Liabilities

Section 78.7502 of the Nevada Revised Statutes contains provisions for indemnification of the officers and directors of the Company. Nevada law provides for indemnification (which may eliminate any personal liability of a director to the Company or its shareholders for monetary damages for gross negligence or lack of care in carrying out the director's fiduciary duties) if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company. A director or officer may be indemnified as to any matter in which he successfully defends himself.

The officers and directors of the Company are accountable to the shareholders of the Company as fiduciaries, which means such officers and directors are required to exercise good faith and integrity in handling the Company's affairs.

A shareholder may be able to institute legal action on behalf of himself and all other similarly situated shareholders to recover damages where the Company has failed or refused to observe the law. Shareholders may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights, including rights under certain federal and state securities laws and regulations. Shareholders who have suffered losses in connection with the purchase or sale of their interest in the Company due to a breach of a fiduciary duty by an officer or director of the Company in connection with such sale or purchase including, but not limited to, the misapplication by any such officer or director of the proceeds from the sale of any securities, may be able to recover such losses from the Company.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense or any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The Company has no agreements with any of its directors or executive officers providing for indemnification of any such persons with respect to liability arising out of their capacity or status as officers and directors.

At present, there is no pending litigation or proceeding involving a director or executive officers of the Company as to which indemnification is being sought.

Shares Eligible for Future Sale

Of the 500,000,000 shares of common stock outstanding, a total of 450,053,276 shares were issued in the Stock Transaction with an additional 34,472,334 post-split shares to be issued if the shareholders approve the 80-for-1 reverse split and all the shares issued in the Stock Transaction are "restricted securities" subject to the resale limitations of Rule 144. Of the 3,207,840,000 pre-split shares issued in the Stock Transaction, all of the shares are subject to lock-up agreements that preclude any sales prior to May 10, 2008 and until May 10, 2010, limits sales of up to a maximum amount per day up to a maximum of 3% of the holders common stock per 30-day period and does not exceed 7% of the holders common stock per 90-day period. Thereafter, the holder may sell a maximum of 1% of the issued and outstanding shares of common stock per quarter subject to the restrictions of SEC Rule 144.

In general, restricted securities may be sold pursuant to Rule 144 after they have been fully paid for and beneficially owned for one year and the shares are sold in brokers' transactions or to market makers in an amount per quarter not to exceed the greater of 1% of the number of shares of common stock then outstanding or the average weekly trading volume for a four-week period prior to such sale.

The Company is unable to estimate the number of shares to be sold in the future by its stockholders, since this will depend upon the market price for the common stock, the personal circumstance of the sellers and other factors. Previously, there has been a limited market for the common stock and the sale of a substantial number of shares on the market may significantly reduce the market price.

SECURE VOICE COMMUNICATIONS, INC. - BUSINESS

Organizational History

Secure Voice Communications, Inc. ("Secure Voice") was founded in the State of Texas on May 9, 2007. The authorized capitalization of Secure Voice was 50,000,000 shares of common stock, of which 40,098,000 shares were outstanding prior to the merger with Dragon Gold. On May 31, 2007, Dragon Gold closed on a transaction acquiring all of the common stock of Secure Voice pursuant to a plan of reorganization by and among Dragon Gold, Secure Voice and the stockholders of Secure Voice (the “Stock Transaction").

As a result of the Stock Transaction, Secure Voice became a wholly-owned subsidiary of the Company when the Company agreed to issue an aggregate of 3,207,840,000 shares of its common stock to the former shareholders of Secure Voice (in exchange for all the outstanding capital stock of Secure Voice), resulting in the former shareholders of Secure Voice owning approximately 98.8% of the issued and outstanding Dragon Gold common stock. As the articles of incorporation only authorized the issuance of 500,000,000 shares of common stock, the Company issued 450,053,276 shares of common stock and is obligated to issue an additional 2,757,786,724 shares of common stock. At the annual shareholders meeting scheduled for June 19, 2007, the shareholders are being asked to approve an 80-for-1 reverse split that will not reduce the number of authorized shares of common stock. If such reverse split is approved, the Company will issue the balance of these shares which will equate to 34,472,334 shares on a post-split basis. Additionally, J. Leonard Ivins was appointed as a director and was also appointed to serve as chief executive officer and Carl A. Chase was appointed to serve as chief financial officer.

Business Strategy

Secure Voice is founded on the mission of discovering and acquiring leading-edge niche technologies, acting as their incubator and nurturing those technologies into market ready applications. The Company’s value proposition stems from its leading engineering and consulting talent pool that is embedded within its focus sectors, allowing for the identification and development of such technologies. Security is the underlying theme in all its endeavors. Secure Voice’s employees, consultants and partners allow us to participate effectively in the following technology sectors:

❖	VoIP and IP Telephony
❖	Biometrics
❖	Information Security
❖	Wireless/WiFi
❖	RFID

Based in Houston, Texas, Secure Voice will have research and development efforts spanning from California and Texas to international locations. Its capability to conduct business in a borderless world truly opens its horizons to include what it believes to be the latest in technology. More importantly, it will focus on technologies that it feels have a value add to current market-proven technologies, effectively reducing the risk inherent in research and design efforts.

Currently its primary focus will be on developing and readying for market a SIP (Session Initiation Protocol) based approach to defending voice traffic and voice packets against deliberate attacks such as DoS (Denial of Service).

IP telephony is a revolutionary technology with the potential to completely rework the world's phone systems. It is constantly gaining popularity and the number of IP telephony enabled networks continues to grow rapidly. It should come as no surprise that these networks are a prime target for different types of attacks. IP telephony enabled networks are complex. The potential targets and vulnerabilities are numerous and so are the different types of attacks that might be utilized. The objective of Secure Voice developing technology is to detect a subset of these attacks, known as flood attacks. These are classified as DoS attacks and builds upon the idea of sending data from one or several attackers at a higher rate than the target can process the received data. This will prohibit voice systems from being able to maintain the intended service level. The importance of this kind of product to the market is obvious, knowing the availability demands put on the telephony services of today. Secure Voice’s approach is unique and the Company will be pursuing a patent for this unique technology.

Competition

The marketplace in which the Company will compete is intensely competitive and subject to rapid technological change. The Company's competitors include other technology development and software firms. These competitors are national, regional and local. The Company anticipates that it will face additional competition from new entrants that provide significant performance, price, creative or other advantages over those offered by the Company. Many of these competitors have greater name recognition and resources than the Company.

Employees

The Company currently has two employees. In order to implement its business plan, the Company will be required to employ qualified technical and administrative employees or retain the services of qualified consultants with the technical expertise to evaluate the technologies which the Company is seeking.

Insurance

The Company currently does not have any insurance coverage to cover losses or risks incurred in the ordinary course of business. The Company intends to obtain insurance customary to its industry.

Facilities

The Company’s current headquarters are located at 5075 Westheimer Rd., Suite 975, Houston, Texas 77056. The Company has no cost associated with its current facilities. Should the Company be required to obtain suitable facilities in the future, it believes it can obtain the required facilities at competitive rates.

RISK FACTORS

The Company's business, financial condition and results of operations could be materially adversely affected if any of these risks materialized, which could result in the trading price of its common stock to decline.

The company has a history of operating losses and does not expect to be profitable in the near future.

The Company has not generated any profits since its inception, has no source of revenues, and has incurred significant operating losses. Furthermore, due to the nature of leading-edge niche technologies, the Company does not expect to generate significant revenue until future years. As the Company begins to develop its business strategy, it expects its expenses to increase in the next few years.

Failure to raise additional capital will prevent the Company from implementing its business strategy.

The Company needs to obtain significant additional capital resources through equity and/or debt financings. As of May 31, 2007, the Company had no assets in cash and cash equivalents. The Company plans to use its best efforts to obtain debt and/or equity financing in order to support its future operations and business strategies. There is no assurance that the Company will be successful in raising the funds necessary to meet its short-term (and long-term) working capital needs.

The Company believes that it will need to raise substantial capital to fund its business strategy for subsequent years. At this time, it is unable to estimate the amount of additional capital that will be required to fund its business strategy... Failure to obtain such funding could adversely affect the business strategy of the Company.

The Company’s management is currently unproven.

The Company has a limited history of operations under the management and control of the new officers and directors of the Company. The Company believes that the combined skill, education and experience of the new management team will be successful in is endeavors, however, there is no guarantee that the new management team will be successful.

The Company’s stock price is highly volatile.

The market price of the Company's common stock has fluctuated and may continue to fluctuate. These fluctuations may be exaggerated since the trading volume of its common stock is volatile. These fluctuations may or may not be based upon any business or operating results. Its common stock may experience similar or even more dramatic price and volume fluctuations in the future.

The Company is unlikely to pay dividends on its common stock.

The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. While its dividend policy will be based on its operating results and capital needs, the Company anticipates that all earnings, if any, will be retained to finance its future operations.

FINANCIAL STATEMENTS
SECURE VOICE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Secure Voice Communications, Inc.

We have audited the accompanying balance sheet of Secure Voice Communications, Inc. (a development stage company) (the "Company"), as of May 9, 2007 (inception) to May 30, 2007, and the related statements of operations, shareholders' deficit and cash flows from inception (May 9, 2007) to May 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Secure Voice Communications, Inc. as of May 30, 2007, and the results of its operations and its cash flows from inception (May 9, 2007) to May 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and has suffered a loss from operations that raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Leger & Co. L.L.P.

June 6, 2007
Houston, Texas

SECURE VOICE COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MAY 30, 2007

ASSETS

Cash	$1,165
License agreement	80,100
Total assets	$81,265

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Note payable - related party	$200,000
Shareholders’ deficit:
Common stock	2,045
Deficit accumulated during development stage	(120,780)
Total shareholders’ deficit	(118,735)
Total liabilities and shareholders’ deficit	$81,265

See accompanying notes to audited financial statements.

SECURE VOICE COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
PERIOD FROM MAY 9, 2007 (INCEPTION) THROUGH MAY 30, 2007

Revenue	$--

Expenses:
Compensation expense	120,220
Consulting and legal fees	560
Total expenses	120,780
Net loss	$(120,780)

Net loss per share - basic and diluted	$(0.00)

Weighted average shares outstanding - basic and diluted	35,823,000

See accompanying notes to audited financial statements.

SECURE VOICE COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM MAY 9, 2007 (INCEPTION) THROUGH MAY 30, 2007

	Common	Common	Accumulated
	Stock	Stock	Deficit	Total

Common stock issued to founders	29,648,000	$1,000	$--	$1,000
Common stock issued for cash	1,650,000	165	--	165
Common stock issued for services	8,800,000	880	--	880
Net loss	--	--	(120,780)	(120,780)
Balance May 30, 2007	40,098,000	$2,045	$(120,780)	$(118,735)

See accompanying notes to audited financial statements.

SECURE VOICE COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
PERIOD FROM MAY 9, 2007 (INCEPTION) THROUGH MAY 30, 2007

Operating activities:
Net loss	$(120,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expense relating to license agreement	119,900
Common stock issued for services	560
Common stock issued pursuant to employment agreements	320
Net cash provided by (used in) operating activities	--

Net cash provided by (used in) investing activities	--

Financing activities:
Common stock issued to founders for cash	1,000
Common stock issued for cash	165
Net cash provided by financing activities	1,165
Cash - beginning of period	--
Cash - end of period	$1,165

Supplemental disclosures:
Interest paid	$--
Taxes paid	$--

Non-cash financing activities:
Issuance of note payable for license agreement	$200,000

See accompanying notes to audited financial statements.

SECURE VOICE COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

Nature of business

On May 9, 2007, Secure Voice Communications, Inc. ("Secure Voice") was incorporated in the State of Texas. Secure Voice is a development-stage company that was created for the purposes of raising capital to be used for projects for discovering and acquiring leading-edge niche technologies, acting as their incubator and nurturing those technologies into market ready applications.

On May 31, 2007, Secure Voice exchanged 100% of its outstanding common stock for approximately 98.8% of the common stock of Dragon Gold Resources, Inc. ("Dragon Gold"), a U.S. public company. For accounting purposes, the merger will be treated as an acquisition of Dragon Gold and a recapitalization of Secure Voice.

Secure Voice’s year end will be March 31, the same as Dragon Gold's.

Going Concern

    These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since its inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of May 30, 2007, the Company has accumulated losses of $120,780 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Earnings/(Loss) Per Share

Basic earnings/(loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS 159"), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007. Currently, the Company does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006, and its guidance is applicable to entities in all industries. The Company will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

NOTE 2. NOTE PAYABLE - RELATED PARTY

On May 10, 2007, Secure Voice Communications, Inc. (Texas) entered into a note agreement with Secure Voice Communications, Inc. (Florida) to acquire the license rights to a voice over IP (VOIP) technology. The principal amount of the note is $200,000 with an annual interest rate of 9% and principal and accrued and unpaid interest due May 10, 2008. The principal amount of the note exceeded the fair value of the license rights of $80,100 and the excess was charged to compensation expense. Secure Voice Communications, Inc. (Florida) is owned 100% by KM Casey No. 1 LTD which is an affiliate of Kevan Casey who is also affiliated with Silver Star Holdings, the majority shareholder of Secure Voice Communications, Inc. (Texas).

NOTE 3. INCOME TAXES

Secure Voice has not yet realized income as of the date of this report, and no provision for income taxes has been made. At May 30, 2007, there were no deferred tax assets or liabilities.

NOTE 4. COMMON STOCK

Secure Voice issued 29,648,000 shares of common stock to its founding stockholders in exchange for $1,000 in cash. On May 17, 2007, the Company issued 1,650,000 shares of its common stock for cash of $165 and 8,800,000 shares of its common stock for services which it valued at $880. On May 31, 2007, the Company exchanged 100% of its common stock for approximately 98.8% of Dragon Gold as discussed in Note 1.

NOTE 5.  SUBSEQUENT EVENT

    On May 31, 2007 (the “Closing Date”), Dragon Gold Resources, Inc., a Nevada corporation (the "Company" or “Dragon Gold”) entered into and closed an Agreement and Plan of Reorganization (the “Exchange Agreement”) with Secure Voice Communications, Inc., a Texas corporation (“Secure Voice”) and the stockholders of Secure Voice (the “Stock Transaction”). As a result of the Stock Transaction, Secure Voice became a wholly-owned subsidiary of the Company when the Company agreed to issue an aggregate of 3,207,840,000 shares of its common stock to the former shareholders of Secure Voice (in exchange for all the outstanding capital stock of Secure Voice), resulting in the former shareholders of Secure Voice owning approximately 98.8% of the issued and outstanding Dragon Gold common stock. As the articles of incorporation only authorized the issuance of 500,000,000 shares of common stock, the Company issued 450,053,276 shares of common stock and is obligated to issue an additional 2,757,786,724 shares of common stock. At the annual shareholders meeting scheduled for June 19, 2007, the shareholders are being asked to approve an 80-for-1 reverse split that will not reduce the number of authorized shares of common stock. If such reverse split is approved, the Company will issue the balance of these shares which will equate to 34,472,334 shares on a post-split basis.

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
DRAGON GOLD RESOURCES, INC. AND
SECURE VOICE COMMUNICATIONS, INC.

The following unaudited pro forma balance sheet has been derived from the balance sheet of Dragon Gold Resources, Inc. ("Dragon Gold") at March 31, 2007, and adjusts such information to give effect to the acquisition of Secure Voice Communications, Inc. ("Secure Voice"), as if the acquisition had occurred at March 31, 2007. The unaudited pro forma balance sheet is presented for informational purposes only and does not purport to be indicative of the financial condition that would have resulted if the acquisition had been consummated at March 31, 2007. The pro forma balance sheet should be read in conjunction with the notes thereto and Secure Voice’s financial statements and related notes thereto contained elsewhere in this filing. The unaudited pro forma consolidated statement of operations for the period ended March 31, 2007, was prepared assuming that the transaction described above was consummated as of the beginning of the period presented giving effect to the acquisition, which will effectively be that of Dragon Gold, therefore, an unaudited consolidated statement of operations is not included herein.

An unaudited pro-forma consolidated balance sheet is presented below.

	Dragon Gold	Secure
	March 31, 2007	Voice		Unaudited
		May 30, 2007	Adjustments	Pro Forma
Assets:
Cash	$1,315	$1,165	(1,315)	$1,165
Property and equipment, net	1,179	--	(1,179)	--
License agreement	--	80,100		80,100
Total assets	$2,494	$81,265		$81,265

Liabilities and Shareholders’ Deficit:
Accounts payable	$10,613	$--	(10,613)	$--
Note payable - related party	--	200,000		200,000
Due to related parties	88		(88)	--
Total liabilities	10,701	200,000		200,000
Shareholders’ deficit:
Common stock	49,947	2,045	3,205,795	3,257,787
Additional paid-in capital	2,704,447	--	(2,704,447)	--
Accumulated deficit	(2,762,601)	(120,780)	(493,141)	(3,376,522)
Total shareholders’ deficit	(8,207)	(118,735)		(118,735)
Total liabilities and shareholders’ deficit	$2,494	$81,265		$81,265

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

On May 31, 2007, the Registrant acquired 100% of the issued and outstanding shares of Secure Voice in exchange for 3,207,840,000 shares of the Registrant's common stock. As the articles of incorporation only authorized the issuance of 500,000,000 shares of common stock, the Company issued 450,053,276 shares of common stock and is obligated to issue an additional 2,757,786,724 shares of common stock. At the annual shareholders meeting scheduled for June 19, 2007, the shareholders are being asked to approve an 80-for-1 reverse split that will not reduce the number of authorized shares of common stock. If such reverse split is approved, the Company will issue the balance of these shares which will equate to 34,472,334 shares on a post-split basis.

The above pro forma consolidated balance sheet reflects; 1) the elimination of assets and liabilities of Dragon Gold; 2) the issuance of 40,098,000 post-split shares of common stock (par value $0.08) issued to the shareholders’ of Secure Voice and merger expenses of $336,000 to be recognized effective May 31, 2007.

PART III

ITEMS 9, 10, 11, AND 12

These items have been omitted in accordance with the general instructions to Form 10-KSB. The information required by these items is included in the Company’s definitive proxy statement which was filed on June 1, 2007, and are incorporated by reference in this annual report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
10.1	Agreement and Plan of Reorganization between Dragon Gold Resources, Inc. and Secure Voice Communications, Inc. dated May 31, 2007. Provided herewith.
10.2	Dragon Gold Resources, Inc. 2007 Stock Option Plan. Provided herewith. *
10.3	Employment agreement dated May 10, 2007, with J. Leonard Ivins. Provided herewith. *
10.4	Employment agreement dated May 10, 2007, with Carl A. Chase. Provided herewith. *
21.1	Subsidiaries of the Registrant. Provided herewith.
31.1	Certification of J. Leonard Ivins. Provided herewith.
31.2	Certification of Carl A. Chase. Provided herewith.
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins. Provided Herewith.
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase. Provided Herewith.

* Indicates management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item has been omitted in accordance with the general instructions to Form 10-KSB. The information required will be included in the Company’s definitive proxy or information statement which was filed with the SEC on June 1, 2007, and is incorporated by reference in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

DRAGON GOLD RESOURCES, INC.

Date: June 6, 2007	By:	/s/ J. Leonard Ivins
J. Leonard Ivins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 6, 2007	By:	/s/ J. Leonard Ivins
J. Leonard Ivins
Chief Executive Officer and Dorector

Date: June 6, 2007	By:	/s/ Carl A. Chase
Carl A. Chase
Principal Financial and accounting Officer and Director

Date: June 6, 2007	By:	/s/ Hank Vanderkam
Hank Vanderkam
Director

EXHIBITS

Exhibit No.	Description
10.1	Agreement and Plan of Reorganization between Dragon Gold Resources, Inc. and Secure Voice Communications, Inc. dated May 31, 2007. Provided herewith.
10.2	Dragon Gold Resources, Inc. 2007 Stock Option Plan. Provided herewith. *
10.3	Employment agreement dated May 10, 2007, with J. Leonard Ivins. Provided herewith. *
10.4	Employment agreement dated May 10, 2007, with Carl A. Chase. Provided herewith. *
21.1	Subsidiaries of the Registrant. Provided herewith.
31.1	Certification of J. Leonard Ivins. Provided herewith.
31.2	Certification of Carl A. Chase. Provided herewith.
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins. Provided Herewith.
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase. Provided Herewith.

* Indicates management contract or compensatory plan or arrangement.