Form 10QSB
period 2007-06-30
Dragon Gold Resources, Inc.
filed 2007-08-20
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 000-50541

Edgeline Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Dragon Gold Resources, Inc.
(Former Name if Applicable)

Nevada	88-0507007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1330 Post Oak Blvd., Suite 1600, Houston, Texas 77056
(Address of principal executive offices)

(713) 621-5208
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

As of August 20, 2007, there were outstanding 40,736,459 shares of common stock, $.08 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

EDGELINE HOLDINGS, INC.
INDEX TO FORM 10-QSB
June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGELINE HOLDINGS, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

June 30, 2007
(Unaudited)
ASSETS

Cash and cash equivalents	$8,744
License agreement, net	--
Total assets	$8,744

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$4,440
Accounts payable - related party	22,155
Notes payable - related parties	220,000
Accrued liabilities	15,444
Total current liabilities	262,039
Shareholders' deficit:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--
Common stock, $.08 par value, 1,500,000,000 shares authorized, 40,722,334 issued and outstanding at June 30, 2007	3,257,787
Additional paid-in capital	--
Deficit accumulated during the development stage	(3,511,082)
Total shareholders’ deficit	(253,295)
Total liabilities and shareholders' deficit	$8,744

See accompanying notes to unaudited consolidated financial statements.

EDGELINE HOLDINGS, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
INCEPTION (MAY 9, 2007) THROUGH JUNE 30, 2007
(Unaudited)

Revenue	$ --

Costs and expenses:
Payroll and related	10,765
Office administration	200
Professional fees	7,444
Investor relations	549
Compensation expense	120,220
Merger expenses	344,113
Impairment of license agreement	80,100
Other expenses	23,270
Total costs and expenses	586,661
Interest expense	4,679
Net loss	$(591,340)

Net loss per share:
Basic and diluted	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	11,719,875

See accompanying notes to unaudited consolidated financial statements.

EDGELINE HOLDINGS, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
INCEPTION (MAY 9, 2007) THROUGH JUNE 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	Deficit

Balances, May 9, 2007	624,334	$ 49,947	$ 2,704,447	$ (2,762,601)	$ (8,207)
Net effect of reverse merger, including merger costs paid by shareholders	40,098,000	3,207,840	(2,704,447)	(157,141)	346,252
Net loss	--	--	--	(591,340)	(591,340)
Balances, June 30, 2007	40,722,334	$ 3,257,787	$ --	$ (3,511,082)	$ (253,295)

See accompanying notes to unaudited consolidated financial statements.

EDGELINE HOLDINGS, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOW
INCEPTION (MAY 9, 2007) THROUGH JUNE 30, 2007
(Unaudited)

Cash flows from operating activities:
Net loss	$ (591,340)
Adjustments to reconcile net loss to cash used in operating activities:
Compensation expense relating to license agreement	119,900
Impairment of license agreement	80,100
Common stock issued for services	560
Common stock issued pursuant to employment agreements	320
Non-cash merger expenses	336,000
Changes in assets and liabilities:
Accounts payable	4,440
Accounts payable - related party	22,155
Accrued liabilities	15,444
Net cash used in operating activities	(12,421)
Cash flows from investing activities	--
Cash flows from financing activities:
Common stock issued to founders for cash	1,000
Common stock issued for cash	165
Proceeds from note payable - related party	20,000
Net cash provided by financing activities	21,165
Net increase in cash	8,744
Cash and cash equivalents, beginning of period	--
Cash and cash equivalents, end of period	$8,744

Supplemental disclosures:
Interest paid	$--
Taxes paid	$--

Non-cash financing activities:
Issuance of note payable for license agreement to related party	$200,000

See accompanying notes to unaudited consolidated financial statements.

EDGELINE HOLDINGS, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 1. Organization and Nature of Business

The accompanying unaudited financial statements of Edgeline Holdings, Inc. (the "Company" or "Edgeline Holdings") (formerly, Dragon Gold Resources, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended March 31, 2007.

Edgeline Holdings, Inc. (formerly, Dragon Gold Resources, Inc., (Dragon Gold) was incorporated in the State of Nevada on December 13, 2000, under the name “Folix Technologies, Inc.” Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc. The Company's principal business was the development of a Linux based application server and thin client computing systems. During the year ended March 31, 2005, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. (“DMHI”), a private British Virgin Island company. DMHI is involved in mineral property acquisition and exploration in China. On May 5, 2006, the Company and DMHI terminated their agreement dated July 14, 2004. On June 19, 2007, the shareholders approved a change in the Company’s name to Edgeline Holdings, Inc.

On May 31, 2007 (the “Closing Date”), Dragon Gold Resources, Inc., entered into and closed an Agreement and Plan of Reorganization (the “Exchange Agreement”) with Secure Voice Communications, Inc., a Texas corporation (“Secure Voice”) and the stockholders of Secure Voice (the “Stock Transaction”). As a result of the Stock Transaction, Secure Voice became a wholly-owned subsidiary of Dragon Gold when Dragon Gold agreed to issue an aggregate of 3,207,840,000 shares of its common stock to the former shareholders of Secure Voice (in exchange for all the outstanding capital stock of Secure Voice), resulting in the former shareholders of Secure Voice owning approximately 98.5% of the issued and outstanding Dragon Gold common stock. As the articles of incorporation only authorized the issuance of 500,000,000 shares of common stock, Dragon Gold issued 450,053,276 shares of common stock and was obligated to issue an additional 2,757,786,724 shares of common stock. At the annual shareholders meeting which was held on June 19, 2007, the shareholders approved an 80-for-1 reverse split that did not reduce the number of authorized shares of common stock. Upon the approval of the 80-for-1 reverse split, Dragon Gold issued the balance of these shares which equated to 34,472,334 shares on a post-split basis.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of June 30, 2007, the Company has accumulated losses of $591,340 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Note 3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS No. 123(R) was adopted by the Company on May 31, 2007.

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement. On May 31, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”), which allows for the issuance of up to 6,000,000 post-split stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of June 30, 2007, there were no stock options outstanding pursuant to the 2007 Plan. The 2007 Plan was approved by the shareholders on June 19, 2007.

Note 4. Accounts Payable - Related Party

During June 2007, the Company’s CFO paid $21,675 to the State of Nevada on behalf of the Company as required to file the articles of amendment to effect the Company’s name change and reverse stock split. In addition during the month of June 2007, the Company’s CFO paid an additional $480 on behalf of the Company to various vendors resulting in the total amount due him at June 30, 2007 of $22,155.

Note 5. Notes Payable - Related Party

On May 10, 2007, Secure Voice Communications, Inc. (Texas) entered into a note agreement with Secure Voice Communications, Inc. (Florida) to acquire the license rights to a voice over IP (“VoIP”) technology. The principal amount of the note is $200,000 with an annual interest rate of 9% and principal and accrued and unpaid interest due May 10, 2008. The principal amount of the note exceeded the fair value of the license rights of $80,100 and the excess was charged to compensation expense. Secure Voice Communications, Inc. (Florida) is owned 100% by KM Casey No. 1 LTD which is an affiliate of Kevan Casey who is also affiliated with Silver Star Holdings, the majority shareholder of Edgeline Holdings.

At June 30, 2007, the Company performed an impairment test on the carrying value of the license agreement it had acquired from Secure Voice Communications, Inc. (Florida) and determined an impairment charge for the full carrying value of $80,100 was warranted.

On June 13, 2007, Edgeline Holdings entered into a note agreement with Tommy Allen, a shareholder of the Company, in the principal amount of $20,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007. In addition, the Company agreed to pay Mr. Allen a 10% transaction fee that will accrue interest from the date of the note.

Note 6. Common Stock

Secure Voice Communications, Inc. (Texas) issued 29,648,000 shares of common stock to its founding stockholders in exchange for $1,000 in cash. On May 17, 2007, Secure Voice Communications, Inc. (Texas) issued 1,650,000 shares of its common stock for cash of $165 and 8,800,000 shares of its common stock for services which it valued at $880. On May 31, 2007, Secure Voice Communications, Inc. (Texas) exchanged 100% of its common stock for approximately 98.5% of Edgeline Holdings as discussed in Note 1.

On June 19, 2007, the shareholders approved a 1-for-80 (1:80) reverse stock split which did not reduce the number of shares of common stock the Company is authorized to issue, but increased the par value from $0.001 to $0.08 per share. Immediately following the shareholder approval of the reverse stock split, the Company completed the reverse stock split and issued the balance of the shares to be issued to the Secure Voice shareholders to complete the transaction. The following table summarizes the stock issuances.

	Before 1:80 Reverse Split	After 1:80 Reverse Split
Common shares outstanding prior to reverse merger	49,946,724	624,334
Initial shares issued pursuant to reverse merger	450,053,276	5,625,666
Shares issued subsequent to shareholder meeting	2,757,786,724	34,472,334
Total shares outstanding	3,257,786,724	40,722,334

Note 7. Subsequent Event

On July 24, 2007, Edgeline Holdings entered into a note agreement with SCJ Resources Corporation, an entity owned 100% by the Company’s CFO, in the principal amount of $25,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007. In addition, the Company agreed to pay SCJ Resources Corporation a 10% transaction fee that will accrue interest from the date of the note.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of June 30, 2007, and its results of operations for the period inception (May 9, 2007) through June 30, 2007, should be read in conjunction with the audited consolidated financial statements and notes included in Edgeline Holdings’ Form 10-KSB for the year ended March 31, 2007, filed with the Securities and Exchange Commission.

Overview

Edgeline Holdings, Inc. (“Edgeline Holdings” or the “Company”) specializes in the area of discovering and acquiring leading-edge niche technologies. These technologies will be incubated and nurtured into market ready applications. Edgeline Holdings' current and prospective portfolio consists of early stage companies that require management expertise to further develop the technology to ultimately maximize the value of such technologies by bringing them to market through licensing arrangements and partnerships. Security is the underlying theme in all its endeavors. The Company’s employees, consultants and partners will allow it to participate effectively in the following technology sectors:

•	VoIP and IP Telephony
•	Biometrics
•	Information Security
•	Wireless/WiFi
•	RFID

Currently, through its wholly-owned subsidiary “Secure Voice”, the Company’s primary focus will be on developing and readying for market a SIP (Session Initiation Protocol) based approach to defending voice traffic and voice packets against deliberate attacks such as DoS (Denial of Service).

IP telephony is a revolutionary technology with the potential to completely rework the world's telephone systems. It is constantly gaining popularity and the number of IP telephony enabled networks continues to grow rapidly. It should come as no surprise that these networks are a prime target for different types of attacks. IP telephony enabled networks are complex. The potential targets and vulnerabilities are numerous and so are the different types of attacks that might be utilized. The objective of Secure Voice developing technology is to detect a subset of these attacks, known as flood attacks. These are classified as DoS attacks and builds upon the idea of sending data from one or several attackers at a higher rate than the target can process the received data. This will prohibit voice systems from being able to maintain the intended service level. The importance of this kind of product to the market is obvious, knowing the availability demands put on the telephony services of today. Secure Voice’s approach is unique and the Company will be pursuing a patent for this unique technology.

Results of Operations - Inception (May 9, 2007) to June 30, 2007

The Company had no revenue for the period inception (May 9, 2007) through June 30, 2007.

Expenses of the Company were $591,340 which were primarily comprised of payroll and related expenses of $10,765, professional fees of $7,444, merger expenses of $344,113, interest expense of $4,679 and other miscellaneous expenses of $24,019. In addition to the foregoing expenses, the Company performed an impairment test on the carrying value of the license agreement it had acquired from Secure Voice Communications, Inc. (Florida) and determined an impairment charge for the full carrying value of $80,100 was warranted. In connection with the license agreement acquisition, Secure Voice Communications, Inc. (Texas) issued a promissory note to Secure Voice Communications, Inc. (Florida) in the principal amount of $200,000. This amount exceeded the estimated fair value of the license agreement of $80,100 and the excess amount of $119,900 was charged to compensation expense.

As a result of the foregoing, the Company's net operating loss for the period inception (May 9, 2007) through June 30, 2007 was $591,340, or $0.05 per share (basic and diluted).

Liquidity and Capital Resources

As of June 30, 2007, the Company had cash in non-restrictive accounts of $8,744 and negative working capital of $253,295.

Net cash used in operating activities was $12,421. The Company reported a loss of $591,340, which was partially offset my non-cash charges totaling $536,880. The Company experienced an increase in accounts payable, including accounts payable to a related party, and accrued liabilities of $26,595 and $15,444, respectively.

For the period, cash provided by financing activities totaled $21,165. The Company received $1,165 from the sale of Secure Voice common stock and issued a note payable to a shareholder and received proceeds of $20,000.

The Company has funded its operations to date through the sale of common stock and the issuance of promissory notes to a shareholder and an officer and director of the Company. The Company will be required in the future to obtain additional funding to fully develop future projects for which it intends to participate and there can be no assurance that the Company will be able to obtain funding on terms acceptable to it, or at all.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective, that there have been no significant changes in its internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

In connection with the annual review for the year ended March 31, 2007, the Company’s independent registered public accounting firm informed the Company that it had significant deficiencies constituting material weakness as defined by the standards of the Public Company Accounting Oversight Board. The material weaknesses were in its internal controls over accounting for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. G.A.A.P.

(a) Evaluation of disclosure controls and procedures. Due to the material weaknesses in the Company’s internal control over financial reporting described above, the Company’s chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by that annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. The Company has not experienced any changes in its internal control over financial reporting during its most recent fiscal year that materially affected, or was reasonably likely to materially affect, its internal control over financial reporting. However, the Company has taken the decision of hiring an external accounting firm to review the accounting of non-routine transactions in order to address the deficiencies found by its independent registered public accounting firm.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered by the Registrant for the quarter ended June 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2007 Annual Meeting of Shareholders was held on June 19, 2007. Holders of an aggregate of 500,000,000 shares of the Company’s common stock at the close of business on June 1, 2007, were entitled to vote at the meeting, of which 373,101,125 were present in person or represented by proxy. At such meeting, the Company’s shareholders voted as follows:

Proposal 1.

To elect two directors to the Board of Directors to serve until the Company’s next annual meeting of shareholders or until their respective successors are duly elected and qualified.

Name of Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
J. Leonard Ivins	373,101,125	--	--	--
Carl A. Chase	373,101,125	--	--	--

Proposal 2.

To amend the Company’s Articles of Incorporation to effect a 1-for-80 (1:80) reverse stock split that will not reduce the number of shares of common stock the Company is authorized to issue, but will increase the par value from $0.001 to $0.08.

Votes For	Votes Against	Abstentions	Broker Non-Votes
373,100,125	1,000	--	--

Proposal 3.

To amend the Company’s Articles of Incorporation to effect a name change from “Dragon Gold Resources, Inc.” to “Edgeline Holdings, Inc.”

Votes For	Votes Against	Abstentions	Broker Non-Votes
373,100,125	1,000	--	--

Proposal 4.

To approve the Company’s 2007 Stock Option Plan (“Plan”). Subject to approval by the shareholders at this Annual Meeting, a maximum of 480,000,000 shares of Company common stock pre-split (6,000,000 shares post-split) can be issued pursuant to the Plan.

Votes For	Votes Against	Abstentions	Broker Non-Votes
373,100,125	1,000	--	--

Accordingly, the Company amended its Articles of Incorporation to reflect the name change and 1-for-80 reverse stock split.

In connection with the name change, the Company was assigned a new CUSIP number “280069-105.” Additionally, the Company requested a new ticker symbol and was issued ticker symbol “ELHI”. The Company’s common stock will continue to be traded on the OTC Bulletin Board.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Agreement and Plan of Reorganization between Dragon Gold Resources, Inc. and Secure Voice Communications, Inc. dated May 31, 2007, filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007.

10.2	Edgeline Holdings, Inc. 2007 Stock Option Plan filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on July 25, 2007. *
10.3	Employment agreement dated May 10, 2007, with J. Leonard Ivins filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007. *
10.4	Employment agreement dated May 10, 2007, with Carl A. Chase filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007. *
21.1	Subsidiaries of the Registrant filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007.
31.1	Certification of J. Leonard Ivins. Provided herewith.
31.2	Certification of Carl A. Chase. Provided herewith.
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins. Provided Herewith.
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase. Provided Herewith.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EDGELINE HOLDINGS, INC.

By: _/s/  J. Leonard Ivins_______________
       J. Leonard Ivins, Chief Executive Officer

       Date: August 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Leonard Ivins	/s/ Carl A. Chase
J. Leonard Ivins	Carl A. Chase
Chief Executive Officer and Director	Principal Financial and Accounting Officer and Director