Form 10QSB
period 2007-09-30
Edgeline Holdings, Inc.
filed 2007-11-19
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(713) 621-5208
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [_]

As of November 16, 2007, there were outstanding 41,415,906 shares of common stock, $0.08 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

EDGELINE HOLDINGS, INC.
INDEX TO FORM 10-QSB
September 30, 2007

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheet (unaudited) September 30, 2007	3

		Consolidated Statements of Operations (unaudited) Three Months Ended September 30, 2007, and
		Inception (May 9, 2007) through September 30, 2007	4

		Consolidated Statement of Shareholders’ Deficit (unaudited) Inception (May 9, 2007) through September 30, 2007	5

		Consolidated Statements of Cash Flow (unaudited) Inception (May 9, 2007) through September 30, 2007	6

		Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Controls and Procedures	11

Part II	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

	Item 6.	Exhibits	13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGELINE HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

September 30, 2007
(Unaudited)
ASSETS

Cash and cash equivalents	$11,615
Prepaid expenses	67,650
Property and equipment, net	2,443
Total assets	$81,708

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$4,666
Accounts payable - related party	28,286
Notes payable - related parties	232,555
Accrued liabilities	47,808
Total current liabilities	313,315
Shareholders' deficit:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--
Common stock, $.08 par value, 1,500,000,000 shares authorized, 40,965,906 issued and outstanding at September 30, 2007	3,277,273
Additional paid-in capital	164,289
Deficit accumulated during the development stage	(3,673,169)
Total shareholders’ deficit	(231,607)
Total liabilities and shareholders' deficit	$81,708

See accompanying notes to unaudited consolidated financial statements.

EDGELINE HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND
INCEPTION (MAY 9, 2007) THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Three Months Ended	Inception (May 9, 2007) to
	September 30, 2007	September 30, 2007
Revenue	$--	$--

Costs and expenses:
Payroll and related	27,213	37,978
Office administration	4,004	4,204
Professional fees	21,801	29,245
Investor relations	95,370	95,919
Compensation expense	--	120,220
Merger expenses	--	344,113
Impairment of license agreement	--	80,100
Other expenses	7,364	30,634
Total costs and expenses	155,752	742,413
Interest expense	6,335	11,014
Net loss	$(162,087)	$(753,427)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	40,767,830	30,150,301

See accompanying notes to unaudited consolidated financial statements.

EDGELINE HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
INCEPTION (MAY 9, 2007) THROUGH SEPTEMBER 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	Deficit

Balances May 9, 2007	624,334	$49,947	$2,704,447	$(2,762,601)	$(8,207)
Net effect of reverse merger, including merger costs paid by shareholders	40,098,000	3,207,840	(2,704,447)	(157,141)	346,252
Common stock and options issued for services	100,000	8,000	84,521	--	92,521
Exercise of stock options	143,572	11,486	79,768	--	91,254
Net loss	--	--	--	(753,427)	(753,427)
Balances, September 30, 2007	40,965,906	$3,277,273	$164,289	$(3,673,169)	$(231,607)

                  See accompanying notes to unaudited consolidated financial statements.

EDGELINE HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOW
INCEPTION (MAY 9, 2007) THROUGH SEPTEMBER 30, 2007
(Unaudited)

Cash flows from operating activities:
Net loss	$(753,427)
Adjustments to reconcile net loss to cash used in operating activities:
Compensation expense relating to license agreement	119,900
Impairment of license agreement	80,100
Common stock issued for services	25,750
Non-cash merger expenses	336,000
Changes in assets and liabilities:
Accounts payable	4,666
Accounts payable - related party	28,286
Accrued liabilities	47,808
Net cash used in operating activities	(110,917)
Cash flows from investing activities:
Property and equipment	(2,443)
Cash flows from financing activities:
Common stock issued to founders for cash	1,000
Common stock issued for cash	165
Proceeds from notes payable - related parties	45,000
Repayment of notes payable - related party	(12,444)
Proceeds from exercise of stock options	91,254
Net cash provided by financing activities	124,975
Net increase in cash	11,615
Cash and cash equivalents, beginning of period	--
Cash and cash equivalents, end of period	$11,615

Supplemental disclosures:
Interest paid	$555
Taxes paid	$--

Non-cash financing activities:
Issuance of stock for services	$82,000
Issuance of note payable for license agreement	$200,000

See accompanying notes to unaudited consolidated financial statements.

EDGELINE HOLDINGS, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

As of September 30, 2007, Edgeline Holdings had two wholly-owned subsidiaries as follows:

•
Secure Voice Communications, Inc. (“Secure Voice”) - This subsidiary was incorporated in the State of Texas on May 9, 2007, with the initial primary focus being the development and readying for market a SIP (Session Initiation Protocol) based approach to defending voice traffic and voice packets against deliberate attacks such as DoS (Denial of Service) developing information.

•	New EnerSource, Inc. (“New EnerSource”) - This subsidiary was incorporated in the State of Texas on August 28, 2007, with the primary purpose to engage in enhanced oil recovery (“EOR”) projects.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of September 30, 2007, the Company has accumulated losses of $753,427 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement. On May 31, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. During the three months ended September 30, 2007, the Company issued 143,572 non-qualified stock options at exercise prices ranging from $0.46 to $0.90 per share to an individual for consulting services which the Company valued at $10,520. These options were exercised during the period and the Company received proceeds of $91,254. The 2007 Plan was approved by the shareholders on June 19, 2007.

Note 4. Accounts Payable - Related Parties

During June 2007, the Company’s CFO paid $21,675 to the State of Nevada on behalf of the Company as required to file the articles of amendment to effect the Company’s name change and reverse stock split. In addition, during the period ended September 30, 2007, additional expenses were paid on the Company’s behalf by its CEO and CFO resulting in a total amount due these individuals of $28,286 at September 30, 2007.

Note 5. Notes Payable - Related Parties

On May 10, 2007, Secure Voice Communications, Inc. (Texas) entered into a note agreement with Secure Voice Communications, Inc. (Florida) to acquire the license rights to a voice over IP (“VoIP”) technology. The principal amount of the note is $200,000 with an annual interest rate of 9% and principal and accrued and unpaid interest due May 10, 2008. The principal amount of the note exceeded the fair value of the license rights of $80,100 and the excess was charged to compensation expense. Secure Voice Communications, Inc. (Florida) is owned 100% by KM Casey No. 1 LTD which is an affiliate of Kevan Casey, who is also affiliated with Silver Star Holdings, the majority shareholder of Edgeline Holdings.

                At June 30, 2007, the Company performed an impairment test on the carrying value of the license agreement it had acquired from Secure Voice Communications, Inc. (Florida) and determined an impairment charge for the full carrying value of $80,100 was warranted.

On June 13, 2007, Edgeline Holdings entered into a note agreement with Tommy Allen, a shareholder of the Company in the principal amount of $20,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007. During the quarter ended September 30, 2007, the Company had repaid $12,444 of the principal amount of the note to Mr. Allen. Mr. Allen has verbally agreed to extend the due date of the note to December 31, 2007.

On July 24, 2007, Edgeline Holdings entered into a note agreement with SCJ Resources Corporation, an entity owned 100% by the Company’s CFO, in the principal amount of $25,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007. In addition, the Company agreed to pay SCJ Resources Corporation a 10% transaction fee that will accrue interest from the date of the note. SCJ Resources Corporation verbally agreed to extend the due date of the note and accrued and unpaid interest to December 31, 2007

Note 6. Common Stock

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

Note 7. Subsequent Events

During October 2007, the Company executed a non-binding term sheet to provide up to $10,000,000 in funding through the sale of Company common stock to the investor over the course of 36 months after a registration statement has been declared effective by the SEC. The Company is entitled to obtain from the investor from each request, the greater of $250,000 or 200% of the average daily volume of its common stock multiplied by the average of the three closing prices immediately preceding the request date. Pursuant to the term sheet, the Company paid the investor a non-refundable document preparation fee for the preparation of the investment agreement and registration rights agreement. The Company agreed to file a registration statement within 45 days of the execution of the investment agreement and registration rights agreement. There are no registration penalties should the registration statement not be declared effective by the SEC.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of September 30, 2007, and its results of operations for the period inception (May 9, 2007) through September 30, 2007, should be read in conjunction with the audited consolidated financial statements and notes included in Edgeline Holdings’ Form 10-KSB for the year ended March 31, 2007, filed with the Securities and Exchange Commission.

Overview

Edgeline Holdings, Inc. (“Edgeline Holdings” or the “Company”) specializes in the area of discovering and acquiring leading-edge niche technologies. These technologies will be incubated and nurtured into market ready applications. Edgeline Holdings' current and prospective portfolio consists of early stage companies that require management expertise to further develop the technology to ultimately maximize the value of such technologies by bringing them to market through licensing arrangements and partnerships. Security is the underlying theme in all its endeavors. The Company’s employees, consultants and partners will allow it to participate effectively in the following technology sectors:

•	VoIP and IP Telephony
•	Biometrics
•	Information Security
•	Wireless/WiFi
•	RFID
•	Enhanced Oil Recovery

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

Results of Operations - Inception (May 9, 2007) to September 30, 2007

The Company had no revenue for the period inception (May 9, 2007) through September 30, 2007.

Expenses of the Company were $753,427, which was primarily comprised of payroll and related expenses of $37,978, professional fees of $29,245, investor relations expenses of $95,919, merger expenses of $344,113, interest expense of $11,014 and other miscellaneous expenses of $34,839. In addition to the foregoing expenses, the Company performed an impairment test on the carrying value of the license agreement it had acquired from Secure Voice Communications, Inc. (Florida) and determined an impairment charge for the full carrying value of $80,100 was warranted. In connection with the license agreement acquisition, Secure Voice Communications, Inc. (Texas) issued a promissory note to Secure Voice Communications, Inc. (Florida) in the principal amount of $200,000. This amount exceeded the estimated fair value of the license agreement of $80,100 and the excess amount of $119,900 was charged to compensation expense.

As a result of the foregoing, the Company's net operating loss for the period inception (May 9, 2007) through September 30, 2007 was $753,427, or $0.02 per share (basic and diluted).

Liquidity and Capital Resources

As of September 30, 2007, the Company had cash in non-restrictive accounts of $11,615 and negative working capital of $234,050.

Net cash used in operating activities was $110,917. The Company reported a loss of $753,427, which was partially offset by non-cash charges totaling $561,750. The Company experienced an increase in accounts payable, including accounts payable to a related party, and accrued liabilities of $32,952 and $47,808, respectively. The increase in accounts payable resulted from payments for services by the Company’s officers and the increase in accrued liabilities was primarily a result of accrued payroll and payroll taxes pursuant to the officers’ employment agreements and accrued interest on its short term debt.

The Company purchased a lap top computer for its CEO which resulted in cash used in investing activities of $2,443.

For the period, cash provided by financing activities totaled $124,975. The Company received proceeds from to promissory notes of $45,000 and repaid $12,444 in principal. Additionally, the Company received $91,254 from the exercise of stock options.

The Company has funded its operations to date through the exercise of stock options and the issuance of promissory notes to a shareholder and an officer and director of the Company. The Company will be required in the future to obtain additional funding to fully develop future projects for which it intends to participate and there can be no assurance that the Company will be able to obtain funding on terms acceptable to it, or at all.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities by the Registrant’s for the quarter ended September 30, 2007.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Agreement and Plan of Reorganization between Dragon Gold Resources, Inc. and Secure Voice Communications, Inc. dated May 31, 2007, filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007.

10.2	Edgeline Holdings, Inc. 2007 Stock Option Plan filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on July 25, 2007. *
10.3	Employment agreement dated May 10, 2007, with J. Leonard Ivins filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007. *
10.4	Employment agreement dated May 10, 2007, with Carl A. Chase filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007. *
21.1	Subsidiaries of the Registrant provided herewith.
31.1	Certification of J. Leonard Ivins. Provided herewith.
31.2	Certification of Carl A. Chase. Provided herewith.
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins. Provided Herewith.
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase. Provided Herewith.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EDGELINE HOLDINGS, INC.

By: _/s/  J. Leonard Ivins___________
J. Leonard Ivins, Chief Executive Officer

Date: November 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Leonard Ivins	/s/ Carl A. Chase
J. Leonard Ivins	Carl A. Chase
Chief Executive Officer and Chairman of the Board	Principal Financial and Accounting Officer and Director