Form 10QSB
period 2007-12-31
Edgeline Holdings, Inc.
filed 2008-02-20
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 000-50541

Edgeline Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

(Former Name if Applicable)

Nevada	88-0507007
(State or other jurisdiction ofincorporation or organization)	(IRS Employer Identification Number)

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
Yes [X]         No [_]

As of February 15, 2007, there were outstanding 42,069,533 shares of common stock, $0.08 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

EDGELINE HOLDINGS, INC.
INDEX TO FORM 10-QSB
December 31, 2007

PART I.                       FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

EDGELINE HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

December 31, 2007
(Unaudited)
ASSETS

Cash and cash equivalents	$7,522
Prepaid expenses	64,747
Deferred offering costs	15,000
Total current assets	87,269
Property and equipment, net	3,068
Option agreement, net	17,778
Total assets	$108,115

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$16,424
Accounts payable – related parties	111,515
Notes payable – related parties	279,555
Accrued liabilities	82,706
Total current liabilities	490,200
Shareholders' deficit:
Common stock, $.08 par value, 500,000,000 shares authorized, 41,849,533 shares issued and outstanding	3,347,963
Additional paid-in capital	739,083
Deficit accumulated during the development stage	(4,469,131)
Total shareholders’ deficit	(382,085)
Total liabilities and shareholders' deficit	$108,115

See accompanying notes to unaudited consolidated financial statements.

EDGELINE HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2007 AND
INCEPTION (MAY 9, 2007) THROUGH DECEMBER 31, 2007
(Unaudited)

	Three Months Ended	Inception (May 9, 2007) to
	December 31, 2007	December 31, 2007
Revenue	$--	$--

Costs and expenses:
Payroll and related expenses	29,965	67,943
Office administration	4,075	8,279
Professional fees	95,853	125,098
Investor relations	111,690	207,609
Compensation expense	300,066	420,286
Merger expenses	--	344,113
Impairment of license agreement	--	80,100
Acquisition costs of subsidiary	220,000	220,000
Depreciation and amortization	2,474	2,474
Other expenses	25,108	55,742
Total costs and expenses	789,231	1,531,644
Interest expense	6,731	17,745
Net loss	$795,962	$1,549,389

Net loss per share:
Basic and diluted	$0.02	$0.04

Weighted average number of common shares outstanding:
Basic and diluted	41,579,416	34,586,920

See accompanying notes to unaudited consolidated financial statements.

EDGELINE HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
INCEPTION (MAY 9, 2007) THROUGH DECEMBER 31, 2007
(Unaudited)

Cash flows from operating activities:
Net loss	$(1,549,389)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,474
Compensation expense relating to license agreement	119,900
Impairment of license agreement	80,100
Common stock and options issued for services	344,266
Non-cash merger expenses	336,000
Acquisition costs of subsidiary	220,000
Changes in assets and liabilities:
Deferred offering costs	(15,000)
Accounts payable	16,424
Accounts payable – related parties	134,968
Accrued liabilities	82,706
Net cash used in operating activities	(227,551)
Cash flows from investing activities:
Investment in option agreement	(20,000)
Property and equipment	(3,320)
Net cash used in investing activities	(23,320)
Cash flows from financing activities:
Common stock issued to founders for cash	1,000
Common stock issued for cash	165
Proceeds from notes payable – related parties	92,000
Repayment of notes payable – related party	(12,445)
Proceeds from exercise of stock options	177,673
Net cash provided by financing activities	258,393
Net increase in cash	7,522
Cash and cash equivalents, beginning of period	--
Cash and cash equivalents, end of period	$7,522

Supplemental disclosures:
Interest paid	$555
Taxes paid	$--

Non-cash financing activities:
Issuance of stock for prepaid services	$83,197
Issuance of stock for payment of accounts payable	$23,453
Issuance of stock for acquisition of subsidiary	$220,000
Cancellation of stock certificate	$24,000
Issuance of note payable for license agreement	$200,000

See accompanying notes to unaudited consolidated financial statements.

EDGELINE HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Edgeline Holdings, Inc. (formerly, Dragon Gold Resources, Inc., (Dragon Gold)) was incorporated in the State of Nevada on December 13, 2000, under the name “Folix Technologies, Inc.”  Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc.  The Company's principal business was the development of a Linux based application server and thin client computing systems.  During the year ended March 31, 2005, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. (“DMHI”), a private British Virgin Island company.  DMHI is involved in mineral property acquisition and exploration in China.  On May 5, 2006, the Company and DMHI terminated their agreement dated July 14, 2004.  On June 19, 2007, the shareholders approved a change in the Company’s name to Edgeline Holdings, Inc.

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

As of December 31, 2007, Edgeline Holdings had three wholly-owned subsidiaries as follows:

•
Secure Voice Communications, Inc. (“Secure Voice”) – This subsidiary was incorporated in the State of Texas on May 9, 2007, with the initial primary focus being the development and readying for market a SIP (Session Initiation Protocol) based approach to defending voice traffic and voice packets against deliberate attacks such as DoS (Denial of Service) developing information.

•	New EnerSource, Inc. (“New EnerSource”) – This subsidiary was incorporated in the State of Texas on August 28, 2007, with the primary purpose to engage in enhanced oil recovery (“EOR”) projects.

•
Intertech Bio Corporation (“Intertech Bio”) – Intertech Bio was incorporated in the State of Texas on August 8, 2007.  Its primary purpose is to focus on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems.

Note 2.                       Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of December 31, 2007, the Company has accumulated losses of $1,549,389 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement.  On May 31, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  During the three months ended December 31, 2007, the Company issued 183,627 non-qualified stock options at exercise prices ranging from $0.41 to $0.56 per share to certain individuals for consulting services which the Company valued at $125,066 using the Black-Scholes option pricing model with the following assumptions: volatility of 232.61%, term of four years, risk free interest rate of 4.23% and dividend of 0%.  These options were exercised during the period and the Company received proceeds of $86,419.  The Plan was approved by the shareholders on June 19, 2007.

Note 4.               Option Agreement

On November 30, 2007, the Company entered into an Option Agreement with The University of Texas M.D. Anderson Cancer Center (“UTMDACC”) to evaluate certain patent rights in relation to products arising therefrom and markets therefor and to negotiate a license with UTMDACC for the use of such patent rights on five (5) specific intellectual property rights.  As consideration for the option, the Company paid UTMDACC $20,000 for the period November 30, 2007 through August 31, 2008, and has the right to extend the option term to November 30, 2008, by paying UTMDACC an additional $40,000 on or before August 31, 2008.

Note 5.               Accounts Payable – Related Parties

Certain officers, directors and consultants, who are also stockholders of the Company, have paid for goods and services, or incurred expenses, for the benefit of the Company during the period from inception through December 31, 2007.  As of December 31, 2007, the amounts due from the Company to these related parties was $111,515.

Note 6.               Notes Payable – Related Parties

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

On June 13, 2007, Edgeline Holdings entered into a note agreement with Tommy Allen, a shareholder of the Company in the principal amount of $20,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007.  During the quarter ended September 30, 2007, the Company repaid $12,444 of the principal amount of the note to Mr. Allen and the Company made no payments during the quarter ended December 31, 2007.  Mr. Allen has verbally agreed to extend the due date of the note to March 31, 2008.

On July 24, 2007, Edgeline Holdings entered into a note agreement with SCJ Resources Corporation, an entity owned 100% by the Company’s CFO, in the principal amount of $25,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007.  In addition, the Company agreed to pay SCJ Resources Corporation a 10% transaction fee that will accrue interest from the date of the note.  SCJ Resources Corporation verbally agreed to extend the due date of the note and accrued and unpaid interest to March 31, 2008.

On November 30, 2007, the Company entered into a note agreement with Kevan Casey in the principal amount of $15,000 and an annual interest rate of 10%.  The principal and accrued and unpaid interest are due May 31, 2008.

On November 30, 2007, the Company entered into a note agreement with KM Casey No. 1 LTD in the principal amount of $32,000 and an annual interest rate of 10%.  The principal and accrued and unpaid interest are due May 31, 2008.

Note 7.               Common Stock

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

During August and September 2007, the Company issued 143,572 shares of its common stock to an individual through the exercise of stock options with exercise prices between $0.46 and $0.90 per share which the Company valued at $10,520.

On September 30, 2007, the Company issued 100,000 shares of its restricted common stock to two companies for consulting services which the Company valued at $82,000, the fair market value on the date of issuance.

During the quarter ended December 31, 2007, the Company issued 183,627 shares of its common stock through the exercise of stock options to two individuals for consulting services which the Company valued at $125,066 using the Black-Scholes option pricing model.

On November 7, 2007, the Company acquired all of the outstanding capital stock from the shareholders of Intertech Bio Corporation, a Texas corporation, through the issuance of 500,000 shares of its restricted common stock, which the Company valued at $220,000, the fair market value on the date of the acquisition.  The entire value of $220,000 was charged to expense as acquisition costs during the quarter ended December 31, 2007.  In addition, the Company issued 100,000 shares of its restricted common stock to two individuals pursuant to their consulting agreements which the Company valued at $46,000, the fair market value on the date of issuance.  Administratively, the Company has not issued the stock certificates to the shareholders of Intertech Bio Corporation or the consultants as the Company is renegotiating the transaction.  The 600,000 shares of common stock are included in the issued and outstanding calculations as if they had been issued.

On November 15, 2007, the Company issued 300,000 shares of its restricted common stock to Donald Picker, the Company’s Chief Operating Officer, pursuant to his consulting agreement which the Company valued at $129,000, the fair market value on the date of issuance.

On December 19, 2007, the Company issued 100,000 shares of its common stock pursuant to its 2007 Stock option Plan to an individual as payment for past and future legal services which the Company valued at $39,000, the fair market value on the date of issuance.

On December 20, 2007, the Company received a certificate for 300,000 shares of its common stock from a former shareholder of Secure Voice Communications, Inc., which the Company has returned to the transfer agent to be cancelled.

Note 8.               Funding

On December 20, 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”).  Pursuant to this investment agreement, Dutchess shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months.  The maximum amount the Company may raise under the Investment Agreement is $10,000,000, provided it registers enough shares to raise this amount, although the Company is not obligated to request the entire $10,000,000.  Over a period of 36 months, the Company may periodically deliver new issue shares of its common stock to Dutchess, which then delivers cash to the Company based on a price per share tied to the current market price of its common stock.  The actual number of shares that the Company may issue subject to the investment agreement is not determinable as it is based on the market price of the Company’s common stock from time to time.

The amount that the Company shall be entitled to request from each purchase (“Puts”) shall be equal to, at the Company’s election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) (“ADV”) multiplied by the average of the 3 daily closing bid prices immediately preceding the Put Date.  The ADV shall be computed using the three (3) trading days prior to the Put Date.  The put date shall be the date that Dutchess receives a put notice of a draw down by the Company of a portion of the line.  The purchase price shall be set at ninety-six percent (96%) of the lowest closing bid price of the common stock during the pricing period.  The pricing period shall be the five (5) consecutive trading days immediately after the put notice date.  There are put restrictions applied on days between the put date and the closing date with respect to that particular Put.  During this time, the Company shall not be entitled to deliver another put notice.  Further, the Company shall reserve the right to withdraw the Put if the purchase price is less than seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

The Company paid Dutchess a non-refundable document preparation fee for the preparation of the investment agreement and registration rights agreement, which amount is carried on the balance sheet as “Deferred offering costs” and will be charged to additional paid in capital once the registration statement is declared effective.  The Company agreed to file a registration statement within 45 days of the execution of the investment agreement and registration rights agreement.  There are no registration penalties should the registration statement not be declared effective by the SEC.

Note 9.               Subsequent Events

Note Payable

On February 12, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $70,000 and an annual interest rate of 10%.  The principal and accrued and unpaid interest are due upon demand.

Stock Options

On January 15, 2008, the Company issued 220,000 shares of its common stock to an individual as payment for advisory services to the Company pursuant to a consulting agreement, which the Company valued at $60,000.  The issuance of the shares was pursuant to the exercise of 220,000 nonqualified stock options with an exercise price of $0.08 per share.  The Company has recorded a stock subscription receivable in the amount of $17,600.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of December 31, 2007, and its results of operations for the period inception (May 9, 2007) through December 31, 2007, should be read in conjunction with the audited consolidated financial statements and notes included in Edgeline Holdings’ Form 10-KSB for the year ended March 31, 2007, filed with the Securities and Exchange Commission.

Overview

In January 2008, the Company determined to primarily focus its business on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems.  As a development stage company, substantially all of the Company’s efforts will be devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

Results of Operations - Inception (May 9, 2007) to December 31, 2007

The Company has had no revenue for the period from inception (May 9, 2007) through December 31, 2007.

The Company’s expenses were $1,549,389, which were primarily comprised of payroll and related expenses of $67,943, professional fees of $125,098, investor relations expenses of $207,609, compensation expense of $420,286, merger expenses of $344,113, interest expense of $17,745 and other miscellaneous expenses of $55,742.

In addition to the foregoing expenses, the Company performed an impairment test on the carrying value of the license agreement it had acquired from Secure Voice Communications, Inc. (Florida) and determined an impairment charge for the full carrying value of $80,100 was warranted.  In connection with the license agreement acquisition, Secure Voice Communications, Inc. (Texas) issued a promissory note to Secure Voice Communications, Inc. (Florida) in the principal amount of $200,000.  This amount exceeded the estimated fair value of the license agreement of $80,100 and the excess amount of $119,900 was charged to compensation expense.  Also included in compensation expense is the fair value of nonqualified stock options issued to consultants, which the Company valued at $125,066 and 400,000 shares of common stock issued to consultants, which the Company valued at $175,000.

In November 2007, the Company issued 500,000 shares of its restricted common stock to the shareholders of Intertech Bio Corporation for 100% of the capital stock of Intertech Bio, with Intertech Bio becoming a wholly-owned subsidiary of the Company.  Based upon the fair market value on the date of acquisition, the Company valued the common stock issued at $220,000 and charged the entire amount to acquisition costs during the quarter ended December 31, 2007.

As a result of the foregoing, the Company’s net operating loss for the period inception (May 9, 2007) through December 31, 2007 was $1,549,389, or $0.04 per share (basic and diluted).

Liquidity and Capital Resources

As of December 31, 2007, the Company had cash in non-restrictive accounts of $7,522 and negative working capital of $402,931.

Net cash used in operating activities was $227,551.  The Company reported a loss of $1,549,389, which was partially offset by non-cash charges totaling $1,102,740.  The Company experienced an increase in accounts payable, including accounts payable to related parties, and accrued liabilities of $151,392 and $82,706, respectively.  The increase in accounts payable resulted from payments for services by our officers and shareholders and the increase in accrued liabilities was a result of accrued payroll and payroll taxes pursuant to the CEO’s employment agreement and accrued interest on the Company’s short term debt.

For the period, cash provided by financing activities totaled $258,393.  The Company received proceeds from four promissory notes, from an officer and shareholders of $92,000 and repaid $12,444 in principal to a shareholder.  Additionally, we received $177,673 from the exercise of stock options.

The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of December 31, 2007, the Company had minimal assets in cash and cash equivalents and negative working capital.  The Company’s December 31, 2007 cash balance will only provide enough cash to fund operations through January 2008.  The Company borrowed an additional $70,000 during February 2008 from a shareholder.  Unless the Company receives funds from the Dutchess transaction or any other best efforts debt or equity financing, it will need to raise additional capital to fund operations through the end of fiscal 2008.  The Company does not have credit facilities available with financial institutions or other third parties, other than the Dutchess transaction, which it cannot guarantee it will receive funds through.  The Company can provide no assurance it will be successful in seeking this or any additional financing, and the failure to obtain any such financing may cause it to curtail its operations.

Dutchess Facility

On December 20, 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”).  Pursuant to this investment agreement, Dutchess shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months.  The maximum amount the Company may raise under the Investment Agreement is $10,000,000, provided the Company registers enough shares to raise this amount, although it is not obligated to request the entire $10,000,000.  Over a period of 36 months, the Company may periodically deliver new issue shares of its common stock to Dutchess, which then delivers cash to the Company based on a price per share tied to the current market price of Edgeline’s common stock.  The actual number of shares that the Company may issue subject to the investment agreement is not determinable as it is based on the market price of Edgeline’s common stock from time to time.

The Puts shall be equal to, at the Company’s election, either (i) up to $250,000 or (ii) 200% of the average daily volume (“ADV”) multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date.  The ADV shall be computed using the three (3) trading days prior to the Put Date.  The put date shall be the date that Dutchess receives a put notice of a draw down by the Company of a portion of the line.  The purchase price shall be set at ninety-six percent (96%) of the lowest closing bid price of the common stock during the pricing period.  The pricing period shall be the five (5) consecutive trading days immediately after the put notice date.  There are put restrictions applied on days between the put date and the closing date with respect to that particular Put.  During this time, the Company shall not be entitled to deliver another put notice.  Further, the Company shall reserve the right to withdraw the Put if the purchase price is less than seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

Sample Put Amount Calculation and Purchase Price Calculation

The calculation below assumes a put notice date of January 8, 2008.  Set forth below is a trading summary of Edgeline’s common stock for the period January 3, 2008 through January 15, 2008, the three trading days immediately prior to January 8, 2008, and the five trading days immediately following January 8, 2008.

Date	Closing Bid Price	Volume
January 15, 2008	$0.25	11,500
January 14, 2008	$0.21	10,200
January 11, 2008	$0.21	2,800
January 10, 2008	$0.35	--
January 9, 2008	$0.35	54,400
January 8, 2008	$0.45	15,400
January 7, 2008	$0.27	10,500
January 4, 2008	$0.35	2,000
January 3, 2008	$0.35	1,000

The average daily volume for the three trading days prior to January 8, 2008, is 4,500 shares, 200% of this average is 9,000 shares.  The average of the three daily closing bid prices immediately prior to January 8, 2008, is $0.32, resulting in a put amount of $2,880.  Thus, on January 8, 2008, the Company could have requested a put amount of either $2,880 or $250,000.

The purchase price Dutchess would pay for the shares would be equal to 96% of the lowest closing bid price during the five trading day period following January 8, 2008, which in this example is $0.27, resulting in a purchase price of $0.26 per share and the issuance of 961,538 shares should the Company request a put amount of $250,000.

In addition to the conditions set forth below, Dutchess is precluded from owning more than 4.99% of Edgeline’s shares of common stock (approximately 2,099,270 shares of common stock based on the shares outstanding as of January 15, 2008).  Therefore, the Company would be precluded from submitting a Put Notice, if such notice would result in Dutchess acquiring more than 4.99% of Edgeline’s issued and outstanding common stock.  Therefore, prior to each Put Notice, the Company will have to evaluate the current ownership of Dutchess to ensure Dutchess will not own more than 4.99% of Edgeline’s shares of common stock.

Conditions to Dutchess’ Obligation to Purchase Shares

The Company is not entitled to request a drawdown unless each of the following conditions is satisfied:

1.	a registration statement is and remains effective for the resale of securities in connection with the equity line of credit;
2.
at all times during the period between the Company’s request for a drawdown and its subsequent funding, its common stock is listed on its principal market and shall not have been suspended from trading thereon for a period of two consecutive trading days;

3.	the Company has complied with its obligations and is otherwise not in breach or default of any agreement related to the equity line of credit;
4.
no injunction shall have been issued and remain in force, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of securities in connection with the equity line of credit; or

5.	the issuance of the securities in connection with the equity line of credit will not violate any shareholder approval requirements of the principal market.

If the Company fails to issue shares to Dutchess pursuant to the investment agreement, it has agreed to pay Dutchess a late fee for each $10,000 worth of common stock not issued of $100 for each day late for up to 10 days.  If the Company is more than 10 days late issuing the common stock then it shall pay $200 for each additional day after the 10th late day.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company did not have any off-balance-sheet arrangements.

Critical Accounting Policies and Estimates

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

(b) Changes in internal control over financial reporting. The Company has not experienced any changes in its internal control over financial reporting during its most recent fiscal quarter that materially affected, or was reasonably likely to materially affect, its internal control over financial reporting.  However, the Company has taken the decision of hiring an external accounting firm to review the accounting of non-routine transactions in order to address the deficiencies found by its independent registered public accounting firm.

PART II.  OTHER INFORMATION

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2007, that were not registered under the Securities Act.

On November 7, 2007, the Company acquired all of the outstanding capital stock from the shareholders of Intertech Bio Corporation, a Texas corporation, through the issuance of 500,000 shares of its restricted common stock, which the Company valued at $220,000, the fair market value on the date of the acquisition.  The entire value of $220,000 was charged to expense as acquisition costs during the quarter ended December 31, 2007.  In addition, the Company issued 100,000 shares of its restricted common stock to two individuals pursuant to their consulting agreements which the Company valued at $46,000, the fair market value on the date of issuance.  Administratively, the Company has not issued the stock certificates to the shareholders of Intertech Bio Corporation or the consultants as the Company is renegotiating the transaction.  The 600,000 shares of common stock are included in the issued and outstanding calculations as if they had been issued.

On November 15, 2007, the Company issued 300,000 shares of its restricted common stock to Donald Picker, the Company’s Chief Operating Officer, pursuant to his consulting agreement which the Company valued at $129,000, the fair market value on the date of issuance.

On December 19, 2007, the Company issued 100,000 shares of its common stock pursuant to its 2007 Stock option Plan to an individual as payment for past and future legal services which the Company valued at $39,000, the fair market value on the date of issuance.

The above transactions were completed pursuant to Section 4(2) of the Securities Act.  With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons.  Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Agreement and Plan of Reorganization between Dragon Gold Resources, Inc. and Secure Voice Communications, Inc. dated May 31, 2007, filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007.

10.2	Edgeline Holdings, Inc. 2007 Stock Option Plan filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on July 25, 2007. *
10.3	Employment agreement dated May 10, 2007, with J. Leonard Ivins filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007. *
10.4	Investment Agreement dated December 20, 2007, between Registrant and Dutchess Private Equities Fund, Ltd. Filed as an exhibit to the Company’s Form 8-K dated December 26, 2007.
10.5	Registration Rights Agreement dated December 20, 2007, between Registrant and Dutchess Private Equities Fund, Ltd. Filed as an exhibit to the Company’s Form 8-K dated December 26, 2007.
10.6	Amended and Restated Articles of Incorporation filed as an exhibit to the Company’s Definitive Information Statement dated February 15, 2008.
21.1	Subsidiaries of the Registrant provided herewith.
31.1	Certification of J. Leonard Ivins. Provided herewith.
31.2	Certification of Carl A. Chase. Provided herewith.
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins. Provided Herewith.
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase. Provided Herewith.

*  Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EDGELINE HOLDINGS, INC.

By: /s/  J. Leonard Ivins
                                          J. Leonard Ivins, Chief Executive Officer

Date: February 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Leonard Ivins	/s/ Carl A. Chase
J. Leonard Ivins	Carl A. Chase
Chief Executive Officer and Chairman of the Board	Principal Financial and Accounting Officer and Director