Form 10KSB
period 2008-03-31
Edgeline Holdings, Inc.
filed 2008-07-15
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

OR
[   ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.
Commission File Number 000-50541

Oncolin Therapeutics, Inc.
 (Exact name of small business issuer as specified in its charter)

Nevada	88-0507007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6750 West Loop South., Suite 790, Bellaire, Texas 77401
 (Address of principal executive offices)
 (832) 426-7907
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act: $.001 Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No o

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. o

Issuer’s revenues for the fiscal year ended March 31, 2008, were $0.00.

The Company’s common stock is not listed on any exchange and does not trade.

The Registrant’s common stock outstanding as of July 11, 2008, was 48,543,192 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant’s definitive proxy statement, which was filed by the Registrant on February 15, 2008.
Transitional Small Business Disclosure Format (Check One): Yes o No ☒

ONCOLIN THERAPEUTICS, INC.
(pka EDGELINE HOLDINGS, INC.)
INDEX TO FORM 10-KSB
March 31, 2008

SPECIAL NOTE REGARDING  FORWARD-LOOKING  STATEMENTS

    Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act").  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Oncolin Therapeutics, Inc. ("the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to March 31, 2008.

PART I

ITEM 1.                            DESCRIPTION OF BUSINESS

Organization

    Oncolin Therapeutics, Inc. (Oncolin) (formerly, Dragon Gold Resources, Inc., (Dragon Gold) and Edgeline Holdings, Inc. (Edgeline)) was incorporated in the State of Nevada on December 13, 2000, under the name “Folix Technologies, Inc.”  Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc.  The Company's principal business was the development of a Linux based application server and thin client computing systems.  During the year ended March 31, 2005, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. (“DMHI”), a private British Virgin Island company.  DMHI is involved in mineral property acquisition and exploration in China.  On May 5, 2006, the Company and DMHI terminated their agreement dated July 14, 2004.  On June 19, 2007, the shareholders approved a change in the Company’s name to Edgeline Holdings, Inc. and on March 7, 2008 to Oncolin Therapeutics, Inc.

    On May 31, 2007 (the “Closing Date”), Dragon Gold Resources, Inc., entered into and closed an Agreement and Plan of Reorganization (the “Exchange Agreement”) with Secure Voice Communications, Inc., a Texas corporation (“Secure Voice”) and the stockholders of Secure Voice (the “Stock Transaction”).  As a result of the Stock Transaction, Secure Voice became a wholly-owned subsidiary of Dragon Gold when Dragon Gold agreed to issue an aggregate of 3,207,840,000 shares of its common stock to the former shareholders of Secure Voice (in exchange for all the outstanding capital stock of Secure Voice), resulting in the former shareholders of Secure Voice owning approximately 98.5% of the issued and outstanding Dragon Gold common stock.  As the articles of incorporation only authorized the issuance of 500,000,000 shares of common stock, Dragon Gold issued 450,053,276 shares of common stock and was obligated to issue an additional 2,757,786,724 shares of common stock.  At the annual shareholders' meeting which was held on June 19, 2007, the shareholders approved an 80-for-1 reverse split that did not reduce the number of authorized shares of common stock.  Upon the approval of the 80-for-1 reverse split, Dragon Gold issued the balance of these shares which equated to 34,472,334 shares on a post-split basis.

    As of March 31, 2008, Oncolin had three wholly-owned subsidiaries as follows:
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

Business Strategy

The Company is a developmental stage company focused primarily on developing therapeutic products to treat cancer.  As such, substantially all of our efforts will be devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.  Currently, we do not have any products in clinical trials or on the market.  We are still in the early stages of identifying and conducting research on potential products.

We currently have an option agreement with the University of Texas MD Anderson Cancer Center (“UTMDACC”), in which we have the ability to use certain of their patents to research and evaluate the technology underlying the patents.  We have until August 2008, unless extended to November 2008, to enter into a license with UTMDACC for the use of these patents, which will include royalty payments to UTMDACC.  Additionally, we have recently entered into an option agreement with Pharmaceutical Research Institute of Warsaw Poland (“PRI”), in which we have the ability to use certain of their patents to research and evaluate the technology underlying the patents.  We have until December 15, 2008 to enter into a license with PRI for the use of these patents, which will include the following fees:  $100,000 upon completion of Phase I/II; $400,000 upon completion of Phase II; $900,000 upon FDA approval and 2.5 royalty on all sales.  Currently all of our efforts are focused on the research and evaluation of four potential drug programs based upon the UTMDACC and PRI patents.  Therefore, if we are unsuccessful in obtaining a license for these patents; we will not be able to proceed with our current four potential drug candidates.

Our current research efforts are focused upon developing drug candidates that interfere with the key mechanisms of tumor progression.  The strategy of the company is to focus its efforts and a majority of its financial resources to begin clinical testing of a treatment for glioblastoma and other types of brain cancer.  Oncolin also has a pipeline of three novel anticancer drug programs that have funding in excessive of $1,300,000 from National Institutes of Health (NIH) grants.

We are currently evaluating four potential drug candidates: antimetabolite inhibitor of glycolysis, thermally activated chemotherapy, novel microtubule inhibitor and inhibitors of glycolytic enzymes. The status of our four drug programs is graphically depicted in the table below:

PRODUCT DEVELOPMENT

GLYCOLYSIS INHIBITOR FOR THE TREATMENT OF BRAIN CANCER

Cancer Market

The American Cancer Society estimates that nearly 1.4 million people in the U.S. were diagnosed with cancer in 2007, excluding basal and squamous cell skin cancers and in situ carcinomas except urinary bladder carcinomas. This is an increase of approximately 12.5% from the estimated number of new cancer diagnoses of approximately 1.2 million in the year 2000. We believe this growth rate is unlikely to decrease in the foreseeable future as the causes of cancer are multiple and poorly understood.

Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need as the overall five-year survival rate for a newly diagnosed cancer patient averages 64% according to the American Cancer Society. According to that same source, in 2004, cancer was the second leading cause of mortality in the U.S. behind heart disease. The American Cancer Society estimates that one in four deaths in the U.S. is due to cancer.

Brain Cancer

Malignant gliomas are the most common primary brain tumor in adults, accounting for more that 50% of the 20,500 new brain tumor cases in the United States each year.  The most common glioma is glioblastoma multiforme, a highly lethal tumor with a media survival of less than one year. The National Cancer Institute estimates that approximately 20,500 new cases of glioblastoma were diagnosed in 2007 with 12,740 deaths. Primary intervention is surgery followed by radiation therapy and chemotherapy.  Because of its invasive nature and resistance to currently available therapy there is an urgent need for novel therapeutics to treat gliomas subsequent to primary debulking surgery.

United States Regulatory Approval

FDA regulations require us to undertake a long and rigorous process before any of our product candidates may be marketed or sold in the United States.  This regulatory process typically includes the following general steps:

•	performance of satisfactory preclinical laboratory and animal studies under the FDA’s good laboratory practices regulations;
•	obtaining the approval of independent Institutional Review Boards at each clinical site to protect the welfare and rights of human subjects in clinical trials;
•	submission to and acceptance by the FDA of an Investigational New Drug Application (IND) which must become effective before human clinical trials may begin in the United States;
•	successful completion of a series of adequate and well-controlled human clinical trials to establish the safety, purity, potency and effectiveness of any product candidate for its intended use;
•	submission to, and review and approval by, the FDA of a marketing application (NDA) prior to any commercial sale or shipment of a product; and
•	development and demonstration of manufacturing processes which conform to FDA-mandated current good manufacturing practices.

This process requires a substantial amount of time and financial resources.

Preclinical Testing

Preclinical tests generally include laboratory evaluation of a product candidate, its chemistry, formulation, stability and toxicity, as well as certain animal studies to assess its potential safety and effectiveness.  We must submit the results of these preclinical tests, together with manufacturing information, analytical data and the clinical trial protocol, to the FDA as part of an Investigational New Drug Application, which must become effective before we may begin any human clinical trials.  An application automatically become effective 30 days after receipt by the FDA, unless the FDA, within this 30-day time period, raises concerns or questions about the intended conduct of the trials and imposes what is referred to as a clinical hold.  If one or more of our products is placed on clinical hold, we would be required to resolve any outstanding issues to the satisfaction of the FDA before we could begin clinical trials.  Preclinical studies generally take several years to complete, and there is no guarantee that an Investigational New Drug Application based on those studies will become effective, allowing clinical testing to begin.

In addition to FDA review of an application, each clinical institution that desires to participate in a proposed clinical trial must have the clinical protocol reviewed and approved by an independent Institutional Review Board.  The independent Institutional Review Boards consider, among other things, ethical factors, informed consent and the selection and safety of human subjects.  Clinical trials must be conducted in accordance with the FDA’s good clinical practices requirements.

In addition to FDA review of an Investigational New Drug Application, clinical trials must meet requirements for Institutional Review Board oversight, informed consent and the FDA’s good clinical practices.  Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the committee responsible for overseeing clinical trials at one of the clinical trial sites.  The FDA, and/or the Institutional Review Board at each institution at which a clinical trial is being performed, may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.

The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacturing and composition of the product in the form of New Drug Application (NDA) or a Biologics License Application (BLA).  Once the submission has been accepted for filing, the FDA has 180 days to review the application and respond to the applicant.  The review process is often significantly extended if the FDA requests additional information or clarification.

Clinical Trials

Human clinical trials are typically conducted in three sequential phases that may overlap, including the following:

Phase I

In Phase I clinical trials, a product candidate is typically given to either healthy people or patients with the medical condition for which the new drug is intended to be used.  The main purpose of the trial is to assess a product candidate’s safety and the ability of the human body to tolerate the product candidate, and may also assess the dosage, absorption, distribution, excretion and metabolism of the product candidate.

Phase II

During Phase II, a product candidate is given to a limited number of patients with the disease or medical condition for which it is intended to be used in order to:

•	further identify any possible adverse side effects and safety risks;
•	assess the preliminary or potential effectiveness of the product candidate for the specific targeted disease or medical condition; and
•	assess dosage tolerance and determine the optimal dose for a Phase III trial.

Phase III

If and when one or more Phase II trials can demonstrate that a specific dose or range of doses of a product candidate is likely to be effective and has an acceptable safety profile, one or more Phase III trials are generally undertaken to demonstrate clinical effectiveness and to further test for safety in an expanded patient population with the goal of evaluating the overall risk-benefit relationship of the product candidate.  The successful demonstration of clinical effectiveness and safety in one or more Phase III trials is typically a prerequisite to the filing of an application for FDA approval of a product candidate.

After approval, the FDA may also require a Phase IV clinical trial to continue to monitor the safety and effectiveness of the product candidate.

Post-Approval Regulations
    If a product candidate receives regulatory approval, the approval is typically limited to specific clinical uses.  Subsequent discovery of previously unknown problems with a product may result in restrictions on its use or even complete withdrawal of the product from the market.  Any FDA-approved products manufactured or distributed by us are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse events or experiences.  Drug manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies, and are subject to periodic inspections by the FDA and state agencies for compliance with current good manufacturing practice, or GMP, which impose rigorous procedural and documentation requirements upon us and our contract manufacturers.  Failure to comply with these requirements may result in, among other things, total or partial suspension of production activities, failure of the FDA to grant approval for marketing, and withdrawal, suspension or revocation of marketing approvals.

    If the FDA approves one or more of our product candidates, we and our contract manufacturers must provide certain updated safety and effectiveness information.  Product changes, as well as changes in the manufacturing process or facilities where the manufacturing occurs or other post-approval marketing and distribution of a drug or biologic product also must be in compliance with FDA requirements which include, among others, standards and regulations for direct-to-consumer advertising, communication of information relating to off-label uses, industry sponsored scientific and educational activities and promotional activities involving the Internet.  The FDA has very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, fines, injunctions and criminal prosecution.

Accelerated Approval Designation
    The FDA has developed “accelerated approval” policies, which provide the potential for expedited review of an application.  However, there is no assurance that the FDA will, in fact, accelerate the review process for an accelerated approval product candidate.  Accelerated approval status is provided only for new and novel therapies that are intended to treat persons with life-threatening and severely debilitating diseases, where there is a defined unmet medical need, especially where no satisfactory alternative therapy exists or the new therapy is significantly superior to alternative therapies.  During the development of product candidates that qualify for this status, the FDA may expedite consultations and reviews of these experimental therapies.  The FDA can base approval of a marketing application for an accelerated approval product on an effect on a clinical endpoint, or on a surrogate endpoint that is reasonably likely to predict clinical benefit.  The FDA may condition approval of an application for certain accelerated approval products on additional post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint.  Accelerated approval status also provides the potential for a product candidate to have a “priority review.”  A priority review allows for portions of the application to be submitted to the FDA for review prior to the completion of the entire application, which could result in a reduction in the length of time it would otherwise take the FDA to complete its review of the application.  Accelerated approval status may be revoked by the FDA at any time if the clinical results of a trial fail to continue to support the assertion that the respective product candidate has the potential to address an unmet medical need.  A product approved under a “accelerated approval” designation is subject to expedited withdrawal procedures and to enhanced scrutiny by the FDA of promotional materials.

HIPAA
    Other federal legislation may affect our ability to obtain certain health information in conjunction with our research activities. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the adoption of standards designed to safeguard the privacy and security of individually identifiable health information. In relevant part, the U.S. Department of Health and Human Services, or HHS, has released two rules to date mandating the use of new standards with respect to such health information. The first rule imposes new standards relating to the privacy of individually identifiable health information. These standards restrict the manner and circumstances under which covered entities may use and disclose protected health information so as to protect the privacy of that information. The second rule released by HHS establishes minimum standards for the security of electronic health information. While we do not believe we are directly regulated as a covered entity under HIPAA, the HIPAA standards impose requirements on covered entities conducting research activities regarding the use and disclosure of individually identifiable health information collected in the course of conducting the research. As a result, unless they meet these HIPAA requirements, covered entities conducting clinical trials for us may not be able to share with us any results from clinical trials that include such health information.

Background
    Currently, treatment choices available to brain cancer patients are limited.  Surgery is common, but not always viable.  Chemotherapy and radiotherapy have shown some clinical benefit but neither is successful in achieving long term remission.

    Although many drugs, both approved and in clinical trials, show efficacy against brain tumor cell lines, they are not viable since they do not cross the blood brain barrier (body’s natural filter for brain blood supply) and therefore cannot reach the target tumor.  Therefore, drugs that penetrate this blood brain barrier with novel mechanisms are of great interest for this tumor population.  It has long been known that tumors depend on energy production pathways that are different from those of tumor cells.  This is especially true for the progression of brain tumors which become regionally hypoxic (oxygen starved) and stimulate signaling pathways to up-regulate angiogenesis and shift metabolism to preferentially utilize glycolysis as its source of energy and survival.  This metabolism shift along with a large (100 fold) up regulation of glucose receptors on brain tumor cells make inhibitors of this pathway a key target.

Drug Candidate
    Simple analogs that block the progression of the glycolytic pathway and are known to cross the blood brain barrier are our lead drugs for our first clinical candidate, as illustrated in the charts below.

    Our lead candidates have shown activity against brain tumor cell lines in vitro testing but more importantly have shown activity in an orthotropic mouse model (human tumor implanted in mouse brain).  One candidate has shown equivalent activity with Temodar® (the frontline approved drug for the treatment of brain tumors) and showed superior activity when used in combination with Temodar®, as noted in the graph below.

    Oncolin has designated this drug candidate as our lead compound.  The Company is focused on the development of this drug and expects to file an IND with the FDA in approximately 18 months.

    Clinical development would begin with a Phase I/IIa clinical trial in brain tumors as a single agent and continue development in combination with Temodar®, Avastin® and radiation therapy.

RESEARH PIPELINE MICROTUBULE INHIBITOR FOR SOLID TUMORS – GENISTEIN ANALOGS
    The patent rights under the UTMDACC patents cover the composition and use of Genistein analogs for cancer treatment.  Genisteins are an isoflavonoid found mainly in legumes and their analogs are chemically manufactured equivalents.   The technology was discovered and patented by PRI and involves compounds that appear to be novel antimicrotubule agents.
    Given the widespread success of antimicrotubule therapies in curative and palliative cancer treatment, the microtubule is perhaps the single best cancer target identified to date and continues to be recognized as a strategic target against which to direct new development efforts.
    The approved drugs from this mechanistic class include the vinca alkaloids, such as vincristine, the taxanes, such as paclitaxel and docetaxel, and the epothilones, with its first drug recently approved by Bristol Myers.  Each of these different types of compound classes appear to interact at different parts of the microtubule and have different spectrums of activity and effectiveness against resistant disease.  This technology provides the opportunity to develop what may be yet another unique antimicrotubule class of compounds.

Enzyme Inhibitor of Glycolysis
    The importance of glycolysis as a target in cancer cells was previously described on page 13.

    It has recently been published that a key enzyme in the glycolytic pathway (6-phosphofrutose-2-kinase/Fructose 2, 6 bisphosphotase (PFKFB3) is highly upregulated in tumor cells with especially high levels in gliomas (brain tumor).  The three dimensional structural of the active site of this enzyme has been elucidated providing the platform to identify and modify inhibitors with potent selective antitumor activity.  Lead compounds with some activity have been identified which will be the basis of future research to design and test novel analogs with drug-like characteristics for clinical testing.  Much of this research is funded by an NIH grant for four years starting March 1, 2008.

Heat Activated Cytotoxic Drugs
    A long term goal of cancer research is to overcome the inherent tumor resistance and toxicity to antineoplastic agents.  One strategy to achieve this result is to develop locally targeted therapies that would have the potential for increased specificity and decreased toxicity.
    This research program has developed a thermally responsive polypeptide – conjugate of chemotherapeutic drugs.  These conjugates can be targeted to the tumor site by applying local hyperthermia.  Initial in vitro studies have demonstrated that these conjugates work in cell cultures.
    These continuing research studies will provide the basis for a new technology for targeted delivery of chemotherapeutics.  The research is supported by an SBIR grant for $800,000 which began March 1, 2008.

IP (VOIP) Technology
    On May 10, 2007, Secure Voice Communications, Inc. (Texas) entered into a note agreement with Secure Voice Communications, Inc. (Florida) to acquire the license rights to a voice over IP (VOIP) technology.  The principal amount of the note is $200,000 with an annual interest rate of 9% and principal and accrued and unpaid interest due May 10, 2008.  The principal amount of the note exceeded the fair value of the license rights of $80,100 and the excess was charged to compensation expense.  Secure Voice Communications, Inc. (Florida) is owned 100% by KM Casey No. 1 LTD which is an affiliate of Kevan Casey who is also affiliated with Silver Star Holdings, the majority shareholder of Secure Voice Communications, Inc. (Texas).  As of March 31, 2008, the Company performed an impairment test on the carrying value of this license agreement and determined an impairment charge for the full carrying value of $80,100 was warranted.

Employees
    We currently have one full time employee.  In order to implement our business plan, we will be required to employ qualified technical and administrative employees or retain the services of qualified consultants with the technical expertise to evaluate the technologies which we are seeking.

Insurance
    We currently do not have any insurance coverage to cover losses or risks incurred in the ordinary course of business.  We intend to obtain insurance customary to its industry.

Risk Factors
    The Company’s business, financial condition and results of operations could be materially adversely affected if any of these risks materialized, which could result in the trading price of our common stock to decline.

The Company is a development stage company and there can be no assurance the Company will successfully implement its plans.
    The Company is in the development stage and its operations are subject to the considerable risks inherent in the establishment of a new business enterprise.  As of March 31, 2008, the Company had experienced cumulative losses equal to $1,802,180.  The Company’s likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business which seeks to obtain funds to finance its operations in a highly competitive environment.  There can be no assurance that the Company will successfully implement any of its plans in a timely or effective manner or that the Company will ever be profitable. In addition, there can be no assurances that we will choose to continue any of our current product candidates because we intend to consider and, as appropriate, divest ourselves of products or businesses that may no longer be a strategic fit to our business strategy.

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

Other than option agreements with UTMDACC and RDI, we have no intellectual property in which our current drugs are being developed.
    If we fail to negotiate a royalty paying license agreement with UTMDACC by August 2008, unless extended until November 2008, or PRI by December 15, 2008, we will not be able to continue our research and development of our four potential drug candidates.  We do not know if we will be able to enter into a license agreement with UTMDACC or PRI on terms favorable to us.  Therefore, the failure to negotiate a license agreement with UTMDACC or PRI would have a material adverse effect on our business.

Failure to raise additional capital will prevent the Company from implementing its business strategy.
    The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of March 31, 2008, the Company had minimal assets in cash and cash equivalents and negative working capital.  Its March 31, 2008 cash balances will only provide it enough cash to fund operations through July 2008.  Unless the Company receives funds from the Dutchess transaction or any other best efforts debt or equity financing, it will need to raise additional capital to fund operations in 2008.  The Company does not have credit facilities available with financial institutions or other third parties, other than the Dutchess transaction, which it cannot guarantee it will receive funds through.  The Company can provide no assurance it will be successful in seeking this or any additional financing, and the failure to obtain any such financing may cause it to curtail operations.

The Company’s management is currently unproven.
    The Company has a limited history of operations under the management and control of the new officers and directors of the Company.  The Company believes that the combined skill, education and experience of the new management team will be successful in its endeavors; however, there is no guarantee that the new management team will be successful.

We have a limited operating history upon which to base an investment decision.
    To date, we have no products and we have not demonstrated an ability to perform the functions necessary for the successful commercialization of any of our product candidates.  The successful commercialization of our product candidates will require us to perform a variety of functions, including:
•	outsourcing the formulation and manufacture of our products;
•	undertaking lengthy clinical trials;
•	participating in regulatory approval processes; and
•	conducting sales and marketing activities.

    Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technologies and undertaking, through third parties, pre-clinical trials of our product candidates.  These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our Securities.

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.
    We have no revenues and are not currently profitable.  We will likely need to raise additional capital as early as six months or sooner after the closing of additional financing.   Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $1,736,680 as of March 31, 2008. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:
•	seek regulatory approvals for our product candidates;
•	develop, formulate, manufacture and commercialize our drugs; implement additional internal systems and infrastructure; and hire additional clinical and scientific personnel; and
•
expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be able to commercialize products from which to generate these revenues, and we may never achieve profitability in the future.

 If we cannot raise additional funding, we will be unable to complete development of our product candidates.
    We will require additional funding in order to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses, and to pursue regulatory approvals for product candidates. We also may require additional funding to establish manufacturing and marketing capabilities in the future. We believe that our existing capital resources and the proceeds from financing will be sufficient to satisfy our current and projected funding requirements for at least the next six months.  However, these resources will be insufficient to conduct research and development programs as planned. If we cannot obtain adequate funds, we may be required to curtail significantly one or more of our research and development programs or obtain funds through arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.

    Our future capital requirements will depend on many factors, including:
•	continued scientific progress in our research and development programs;
•	the magnitude of our research and development programs;
•	progress with preclinical testing and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in filing and pursuing patent applications and enforcing patent claims;
•	competing technological and market developments;
•	the establishment of additional strategic alliances;
•	the cost of commercialization activities and arrangements; and
•	the cost of product licensing and any possible acquisitions.

    Although we intend to seek additional funding through public or private sales of our securities, including equity securities or through strategic alliances, we have no committed sources of additional capital.  We cannot assure you that funds will be available to us in the future on favorable terms, if at all.  In addition, we may continue to pursue opportunities to obtain additional financing in the future. However, additional equity or debt financing might not be available on reasonable terms, if at all, and any additional equity financings will be dilutive to our stockholders.  If adequate funds are not available to us on terms that we find acceptable, or at all, we may be required to delay, reduce the scope of, or eliminate research and development efforts or clinical trials on any or all of our product candidates.  We may also be forced to curtail or restructure our operations, obtain funds by entering into arrangements with collaborators on unattractive terms or relinquish rights to certain technologies or product candidates that we would not otherwise relinquish in order to continue independent operations.

 Our option agreement relating to the research and investigational use of certain patents with UTMDACC  may be terminated if we commit a material breach, the result of which would significantly harm our business prospects.
    Our option agreement with UTMDACC is subject to termination upon 10 days written notice if fail to perform our obligation.   In addition, we may not be able to reach agreement with UTMDACC on terms for a license agreement covering the technology subject to the option agreement.

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

Assuming the Company utilizes the maximum amount available under the equity line of credit with Dutchess existing shareholders could experience substantial dilution upon the issuance of the shares.
    The Dutchess transaction contemplates the potential future issuance and sale of up to $10,000,000 of our Common Stock to Dutchess subject to certain restrictions and obligations.  The following is an example of the number of shares that could be issued at various prices assuming the Company utilizes the maximum amount remaining available under the equity line of credit.  These examples assume issuance at a market price of $0.30 per share and at 10%, 25% and 50% below $0.30 per share.

    The following table should be read in conjunction with the footnotes immediately following the table.
Percent Below Current Market Price	Price Per Share (1)	Number of Shares Issuable (2)	Shares Outstanding After Issuance (3)	Percent of Outstanding Shares (4)
0%	$0.29	34,265,351	82,896,083	41.35%
10%	$0.26	38,072,612	86,703,344	43.91%
25%	$0.20	50,763,483	99,394,215	51.07
50%	$0.10	101,526,966	150,157,698	67.61

(1)	Represents purchase prices equal to 96% of $0.30, the closing bid price of the Company’s common stock on March 10, 2008, and potential reductions thereof of 10%, 25% and 50%.
(2)	Represents the number of shares issuable if the entire $10,000,000 commitment under the equity line of credit was drawn down at the indicated purchase prices.
(3)	Based on 48,630,732 common shares issued and outstanding on March 14, 2008.
(4)
Percentage of the total outstanding shares of common stock after the issuance of the shares indicated which would be owned by Dutchess, without considering any contractual restriction on the number of shares the selling stockholder may own at any point in time, other restrictions on the number of shares the Company may issue or issuance of shares under any of its other convertible or exchanges securities.

The lower the stock price, the greater the number of shares issuable under the Dutchess transaction, which could contribute to the future decline of the Company’s stock price and dilute existing shareholders’ equity and voting rights.
    The number of shares that Dutchess may receive under Dutchess’ transaction with the Company is calculated based upon the market price of the Company’s common stock prevailing at the time of each conversion.  The lower the market price, the greater the number of shares issuable under the agreement.  Upon issuance of the shares, to the extent that investors will attempt to sell the shares into the market, these sales could further reduce the market price of the Company’s common stock.  This in turn will increase the number of shares issuable under the agreements.  This could lead to lower market prices and a greater number of shares to be issued.  A larger number of shares issuable at a discount in a declining market could expose the Company’s shareholders to greater dilution and a reduction in the value of their investment.

The investor in the Dutchess Transaction will pay less than the then-prevailing market price of the Company’s common stock, which could cause the price of its common stock to decline.
    The Company’s common stock to be issued under the investment agreement with Dutchess will be purchased at a discount to the market price.  Each issuance of shares of its common stock will dilute the value of each share of common stock due to the increase in the number of outstanding shares.  Dutchess has a financial incentive to sell the Company’s shares immediately upon receiving the shares to realize the profit between the discounted price and the market price, which could result in the price of the Company’s common stock decreasing and an increased likelihood that further sales will be imminent.  Accordingly, the structure of the Dutchess agreement may result in the price of the Company’s common stock declining.

Additional capital may dilute current stockholders.
    In order to provide capital for the operation of the Company’s business, it may enter into additional financing arrangements.  These arrangements may involve the issuance of new common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock.  Any of these items could result in a material increase in the number of shares of common stock outstanding which would in turn result in a dilution of the ownership interest of existing common shareholders.  In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of the Company’s existing common stock.

A low market price may severely limit the potential market for the Company’s common stock.
    The Company’s common stock is currently trading at a price below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers.  These rules generally apply to any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock”).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.
    Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Company’s common stock.

The Company is unlikely to pay dividends on its common stock.
    The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.  While its dividend policy will be based on its operating results and capital needs, the Company anticipates that all earnings, if any, will be retained to finance its future operations.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.
    We need to obtain significant amounts of additional capital to develop our products and continue our business. We estimate that it will take an addition $1,200,000 to file one investigational new drug application with the United States Food and Drug Administration (“FDA”).  The capital may come from many sources, including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements.   The timing and degree of any future capital requirements will depend on many factors, including:
•	the accuracy of the assumptions underlying our estimates for capital needs in 2008 and beyond;
•	scientific progress in our research and development programs;
•	the magnitude and scope of our research and development programs;
•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;
•	our progress with preclinical development and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
•	the number and type of product candidates that we pursue.

    Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our financial condition or business prospects.

Clinical trials are subject to extensive regulatory requirements, very expensive, time-consuming and difficult to design and implement. Our anticipated products may fail to achieve necessary safety and efficacy endpoints during clinical trials.
    Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous FDA requirements, and must otherwise comply with federal, state and local requirements and policies of the medical institutions where they are conducted. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:
•	FDA or Institutional Review Board (IRB) objection to proposed protocols;
•	discussions or disagreement with FDA over the adequacy of trial design to potentially demonstrate effectiveness, and subsequent design modifications;
•	unforeseen safety issues;
•	determination of dosing issues and related adjustments;
•	lack of effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;
•	product quality problems (e.g., sterility or purity)
•	challenges to patient monitoring and data collection during or after treatment (for example, patients’ failure to return for follow-up visits); and
•	failure of medical investigators to follow our clinical protocols.

    In addition we or the FDA (based on its authority over clinical studies) may delay a proposed investigation or suspend clinical trials in progress at any time if it appears that the study may pose significant risks to the study participants or other serious deficiencies are identified. Prior to approval of our product, FDA must determine that the data demonstrate safety and effectiveness.

Our anticipated product candidates must undergo rigorous clinical testing, the results of which are uncertain and could substantially delay or prevent us from bringing them to market.
    Before we can obtain regulatory approval for a product candidate, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies. Clinical trials of new drug candidates sufficient to obtain regulatory marketing approval are expensive and take years to complete.   We cannot be certain of successfully completing clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:
•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing or to abandon programs;
•	the results obtained in earlier stage testing may not be indicative of results in future trials;
•	trial results may not meet the level of statistical significance required by the FDA or other regulatory agencies;
•	enrollment in our clinical trials for our product candidates may be slower than we anticipate, resulting in significant delays;
•	we, or regulators, may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks; and
•
the effects of our product candidates on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved.

    Completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients, which is a function of many factors, including:
•	the therapeutic endpoints chosen for evaluation;
•	the eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s therapeutic endpoints;
•	our ability to recruit clinical trial investigators and sites with the appropriate competencies and experience;
•	our ability to obtain and maintain patient consents; and
•	competition for patients by clinical trial programs for other treatments.

    We may experience difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these trials.

We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our any product.
    Our research and development activities, anticipated preclinical studies, clinical trials and the manufacturing and marketing of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in Europe and elsewhere. We require the approval of the relevant regulatory authorities before we may commence commercial sales of our product candidates in a given market. The regulatory approval process is expensive and time-consuming, and the timing of receipt of regulatory approval is difficult to predict. Our product candidates could require a significantly longer time to gain regulatory approval than expected, or may never gain approval. We cannot be certain that, even after expending substantial time and financial resources, we will obtain regulatory approval for any of our product candidates. A delay or denial of regulatory approval could delay or prevent our ability to generate product revenues and to achieve profitability.
    Changes in regulatory approval policies during the development period of any of our product candidates, changes in, or the enactment of, additional regulations or statutes, or changes in regulatory review practices for a submitted product application may cause a delay in obtaining approval or result in the rejection of an application for regulatory approval.
    Regulatory approval, if obtained, may be made subject to limitations on the indicated uses for which we may market a product. These limitations could adversely affect our potential product revenues. Regulatory approval may also require costly post-marketing follow-up studies. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping related to the product will be subject to extensive ongoing regulatory requirements. Furthermore, for any marketed product, its manufacturer and its manufacturing facilities will be subject to continual review and periodic inspections by the FDA or other regulatory authorities. Failure to comply with applicable regulatory requirements may, among other things, result in fines, suspensions of regulatory approvals, product recalls, product seizures, operating restrictions and criminal prosecution.

The FDA and foreign regulatory authorities may impose significant restrictions on the indicated uses and marketing of pharmaceutical products.
    FDA rules for pharmaceutical promotion require that a company not promote an unapproved drug or an approved drug for an unapproved use. In addition to FDA requirements, regulatory and law enforcement agencies, such as the United States Department of Health and Human Services’ Office of Inspector General and the United States Department of Justice, monitor and investigate pharmaceutical sales, marketing and other practices. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, as amended, and similar state laws. In recent years, actions by companies’ sales forces and marketing departments have been scrutinized intensely to ensure, among other things, that actions by such groups do not qualify as “kickbacks” to healthcare professionals. A “kickback” refers to the provision of any item of value to a healthcare professional or other person in exchange for purchasing, recommending, or referring an individual for an item or service reimbursable by a federal healthcare program. These kickbacks increase the expenses of the federal healthcare program and may result in civil penalties, criminal prosecutions, and exclusion from participation in government programs, any of which would adversely affect our financial condition and business operations. In addition, even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our financial condition. Comparable laws also exist at the state level.

We are, and in the future may be, subject to new federal and state requirements to submit information on our open and completed clinical trials to public registries and databases.
    In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the Food and Drug Administration Modernization Act, or FDMA, in order to promote public awareness of and access to these clinical trials. Under FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location and contact information of the trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those trials that have been registered with a no-cost, publicly accessible database, such as www.clinicaltrials.gov. The Pharmaceuticals and Research Manufacturers of America has also issued voluntary principles for its members to make results from certain clinical studies publicly available and has established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. The state of Maine has enacted legislation, with penalty provisions, requiring the disclosure of results from clinical trials involving drugs marketed in the state, and similar legislation has been introduced in other states. Federal legislation was introduced in the fall of 2004 to expand www.clinicaltrials.gov and to require the inclusion of study results in this registry. In some states, such as New York, prosecutors have alleged that a lack of disclosure of clinical trial information constitutes fraud, and these allegations have resulted in settlements with pharmaceutical companies that include agreements to post clinical trial results. Our failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines, and other penalties, all of which could materially harm our business.

Because we are dependant on clinical research institutions and other contractors for clinical testing and for research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.
    We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us.  These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs.  These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves.  If outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed.  These collaborators may also have relationships with other commercial entities, some of whom may compete with us.  If our collaborators assist our competitors at our expense, our competitive position would be harmed.

If our third-party clinical trial vendors fail to comply with strict regulations, the clinical trials for our product candidates may be delayed or unsuccessful.
    We do not have the personnel capacity to conduct or manage the clinical trials that we intend for our product candidates.  We rely on third parties to assist us in managing, monitoring and conducting most of our clinical trials.  If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the clinical trials for our product candidates may be delayed or unsuccessful.
    Furthermore, the FDA can be expected to inspect some or all of the clinical sites participating in our clinical trials, or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to current good clinical practices.  If the FDA determines that our third-party vendors are not in compliance with applicable regulations, we may be required to delay, repeat or terminate the clinical trials.  Any delay, repetition or termination of our clinical trials could materially harm our business.

If we are unable to retain and recruit qualified scientists or if any of our key senior executives discontinue their employment with us, it will delay our development efforts.
    We are highly dependent on the principal members of our management and we intend to hire scientific staff. The loss of any of these people could impede the achievement of our development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy. All of our consultants are employed by employers other than us. They may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
    As is commonplace in the biotechnology industry, we employ or may employ in the future individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We have no marketing experience, sales force or distribution capabilities and, if our product candidates are approved, we may not be able to commercialize them successfully.
    Although we do not currently have any products which have been approved for commercial sale, our ability to produce revenues ultimately depends on our ability to sell our products if and when they are approved by the FDA. We currently have no experience in marketing or selling pharmaceutical products and we do not have a marketing and sales staff or distribution capabilities. Our long-term strategy involves establishing alliances with third parties to assist in marking and distribution of our product candidates.  There is intense competition for collaborative arrangement with pharmaceutical and biotechnology companies for establishing relationships with academic research institutions, for attracting investigators and sites capable of conducting our clinical trials and for licenses of proprietary technology.  Moreover, these arrangements are complex to negotiate and time-consuming to document.  Our future profitability will depend in large part on our ability to enter into effective marketing arrangements and our product revenues will depend on those marketers’ efforts, which may not be successful.

If we create a product for sale, governmental and third-party payors may subject our potential products to sales and pharmaceutical pricing controls that could limit our potential product revenues and delay profitability.
    The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may reduce our potential revenues, if we ever create a product that could be sold to the public. These payors’ efforts could decrease the price that we receive for any potential products we may develop and sell in the future. In addition, third-party insurance coverage may not be available to patients for any potential products we develop. If government and third-party payors do not provide adequate coverage and reimbursement levels for our products, or if price controls are enacted, our product revenues will suffer.

If physicians and patients do not accept our potential products, we may not recover our investment.
    The commercial success of our potential products, if they are approved for marketing, will depend upon the medical community and patients accepting our products as being safe and effective. The market acceptance of our products could be affected by a number of factors, including:
•	the timing of receipt of marketing approvals;
•	the safety and efficacy of the potential products;
•	the emergence of equivalent or superior products; and
•	the cost-effectiveness of the potential products.

    If the medical community and patients do not ultimately accept our products as being safe and effective, we may not recover our investment.

If we are unable to prevent third parties from using our intellectual property, our ability to compete in the market will be harmed.
    We believe that the proprietary technology embodied in our product candidates and methods gives us a competitive advantage or at the very least, a pathway to the market place. Maintaining this competitive advantage is important to our future success. We rely on patent protection, as well as on a combination of copyright, trade secret and trademark laws, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our patents may be challenged, invalidated or circumvented by third parties. Our patent applications may not issue as patents at all or in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights are not adequately protected, we may be unable to keep other companies from competing directly with us, which could result in a decrease in our market share. Enforcement of our intellectual property rights to prevent or inhibit appropriation of our technology by competitors can be expensive and time consuming to litigate or otherwise dispose of and can divert management’s attention from carrying on with our core business.

Our product candidates could infringe on the intellectual property rights of others, which may lead to costly litigation, payment of substantial damages or royalties and/or our inability to use essential technologies.
    The biopharmaceutical industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Whether a drug infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our product candidates and methods infringe their patents. In addition, they may claim that their patents have priority over ours because their patents issued first. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which could later result in issued patents that our instruments or methods may infringe. There could also be existing patents that one or more of our instruments or methods may inadvertently be infringing of which we are unaware. As the number of competitors in the market grows, the possibility of a patent infringement claim against us increases.
    Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate or otherwise dispose of and can divert management’s attention from carrying on with our core business. In addition, if we lose an intellectual property litigation matter, a court could require us to pay substantial damages and/or royalties and/or prohibit us from using essential technologies. Also, although we may seek to obtain a license under a third party’s intellectual property rights to bring an end to any claims or actions asserted or threatened against us, we may not be able to obtain a license on reasonable terms or at all.

If we fail to adequately protect our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing drugs.
    Our commercial success will depend in part on obtaining patent protection for our products and other technologies and successfully defending these patents against third party challenges. Our patent position, like that of other biotechnology and pharmaceutical companies, is highly uncertain. One uncertainty is that the United States Patent and Trademark Office (“PTO”), or the courts, may deny or significantly narrow claims made under patents or patent applications. This is particularly true for patent applications or patents that concern biotechnology and pharmaceutical technologies, such as ours, since the PTO and the courts often consider these technologies to involve unpredictable sciences. Another uncertainty is that any patents that may be issued or licensed to us may not provide any competitive advantage to us and they may be successfully challenged, invalidated or circumvented in the future. In addition, our competitors, many of which have substantial resources and have made significant investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell our potential products either in the U.S. or in international markets.

Competition and technological change may make our product candidates and technologies less attractive or obsolete.
    As noted in “The Company’s Business”, we compete with several pharmaceutical and biotechnology companies on similar types of technologies for the medical indications we are attempting to treat. We also may face competition from companies that may develop or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions which may prevent or limit our product commercialization efforts.
    Our competitors are established companies with greater financial and other resources than we have. Other companies may succeed in developing products earlier than we do, obtaining FDA approval for products more rapidly than we do or developing products that are more effective than our product candidates. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

If product liability lawsuits are successfully brought against us, we may incur substantial damages and demand for the products may be reduced.
    The testing and marketing of medical products is subject to an inherent risk of product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:
•	decreased demand for our products;
•	injury to our reputation and significant media attention;
•	withdrawal of clinical trial volunteers;
•	costs of litigation; and
•	substantial monetary awards to plaintiffs.
            We currently maintain product liability insurance with coverage of $3 million. This coverage may not be sufficient to protect us fully against product liability claims. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or limit the commercialization of our products.

ITEM 2.                            DESCRIPTION OF PROPERTY

The Company’s current headquarters are located at 6750 West Loop South, Suite 790, Bellaire, Texas 77401.  The Company pays $250 per month rent for its headquarters.

ITEM 3.                            LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings, pending or threatened, which it is a party to.

ITEM 4.                            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 15, 2008, the Company filed an information statement relating to Notice of Written Consent of Shareholder in lieu of a special meeting of shareholders to inform the shareholders that the majority shareholder, owning 21,742,000 shares, or 52.4% of the outstanding shares of the common stock, par value $.08 (“Common Stock”) of Edgeline Holdings, Inc. has taken the following action by written consent:

•	Approved the amendment to Article IV of the Company’s Articles of Incorporation to change the par value of the Company’s Common Stock from $0.08 to $0.001;

•	Approved the amendment to Article IV of the Company’s Articles of Incorporation to authorize 25,000,000 shares of blank-check preferred stock (“Preferred Stock”);

•	Approved the amendment to Article I of the Company’s Articles of Incorporation to change the name of the Company from “Edgeline Holdings, Inc.” to “Oncolin Therapeutics, Inc.”;

•	Approved the amended and restated articles of incorporation (“Amended & Restated Articles of Incorporation”) in its entirety; and

•	Elected Donald Picker to serve on the Company’s board of directors until his successor is elected, appointed and duly qualified.

The record date for the determination of shareholders entitled to receive notice on the preceding items was January 28, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

              The Company’s Common Stock is listed on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “OCOL.OB”.  The following table sets forth the range of high and low bid prices for the last three fiscal years.

Year 2008	High	Low
Quarter ended March 31, 2008	$0.40	$0.39
Quarter ended December 31, 2007	$0.73	$0.30
Quarter ended September 30, 2007	$2.40	$0.40
Quarter ended June 30, 2007	$3.20	$1.60
Year 2007	High	Low
Quarter ended March 31, 2007	$4.00	$3.20
Quarter ended December 31, 2006	$5.60	$3.20
Quarter ended September 30, 2006	$7.20	$3.20
Quarter ended June 30, 2006	$9.60	$5.60
Year 2006	High	Low
Quarter ended March 31, 2006	$13.60	$4.00
Quarter ended December 31, 2005	$9.60	$4.00
Quarter ended September 30, 2005	$20.80	$8.80
Quarter ended June 30, 2005	$53.60	$16.00

ITEM 6.                            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
    In January 2008, we determined to primarily focus our business on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems.  As a development stage company, substantially all of our efforts will be devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

Results of Operations - Inception (May 9, 2007) to March 31, 2008
    The Company has had no revenue for the period from inception (May 9, 2007) through March 31, 2008.

    The Company’s expenses totaled $1,736,680 from inception (May 9, 2007) through March 31, 2008, which were primarily comprised of compensation and related expenses of $727,445,  professional fees of $274,635, investor relations expenses of $272,504, interest expense of $25,821 and other miscellaneous expenses of $136,175.

    In addition to the foregoing expenses, the Company performed an impairment test on the carrying value of the license agreement it had acquired from Secure Voice Communications, Inc. (Florida) and determined an impairment charge for the full carrying value of $80,100 was warranted.  In connection with the license agreement acquisition, Secure Voice Communications, Inc. (Texas) issued a promissory note to Secure Voice Communications, Inc. (Florida) in the principal amount of $200,000.  This amount exceeded the estimated fair value of the license agreement of $80,100 and the excess amount of $119,900 was charged to compensation expense.  Also included in compensation expense is the fair value of nonqualified stock options issued to consultants which the Company valued at $125,066 and 400,000 shares of common stock issued to consultants, which the Company valued at $175,000.

    In November 2007, the Company issued 500,000 shares of its restricted common stock to the shareholders of Intertech Bio Corporation for 100% of the capital stock of Intertech Bio, with Intertech Bio becoming a wholly-owned subsidiary of the Company.  Based upon the fair market value on the date of acquisition, the Company valued the common stock issued at $220,000 and charged the entire amount to acquisition costs.

    As a result of the foregoing, the Company’s net operating loss for the period inception (May 9, 2007) through March 31, 2008 was $1,736,680, or $0.05 per share (basic and diluted).

Liquidity and Capital Resources
    As of March 31, 2008, the Company had cash in non-restrictive accounts of $1,174 and negative working capital of $710,862.

    Net cash used in operating activities was $380,118.  The Company reported a loss of $1,736,680, which was partially offset by non-cash charges totaling $1,025,860.  The Company experienced an increase in accounts payable, including accounts payable to related parties, and accrued liabilities of $220,971and $124,730, respectively.  The increase in accounts payable resulted from payments due to our officers and shareholders for services rendered.  The increase in accrued liabilities was a result of accrued payroll and payroll taxes pursuant to the CEO’s employment agreement and accrued interest on the Company’s short term debt.

    For the period, cash provided by financing activities totaled $406,438.  The Company received proceeds from four promissory notes, issued by an officer and shareholders of $223,000 and repaid $13,000 in principal to a shareholder.  Additionally, we received $195,273 from the exercise of stock options.

    To execute its business strategy, the Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of March 31, 2008, the Company had minimal assets in cash and cash equivalents and negative working capital.  Unless the Company is successful in obtaining funds from the Dutchess Facility (described below) it will need to raise additional capital to fund operations through the end of fiscal 2009 from other best efforts debt or equity financing.  The Company does not have credit facilities available with financial institutions or other third parties, other than the Dutchess transaction, which it cannot guarantee it will receive funds through.  The Company can provide no assurance it will be successful in seeking this or any additional financing, and the failure to obtain any such financing may cause it to curtail its operations.

Dutchess Facility
    On December 20, 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”).  The Company will not receive any funds from the Dutchess transaction until a registration statement is declared effective by the SEC.  Pursuant to this investment agreement, Dutchess shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months.  The maximum amount the Company may raise under the Investment Agreement is $10,000,000, provided the Company registers enough shares to raise this amount, although it is not obligated to request the entire $10,000,000.  Over a period of 36 months, the Company may periodically deliver new issue shares ("PUTS") of its common stock to Dutchess, which then delivers cash to the Company based on a price per share tied to the current market price of Edgeline’s common stock.  The actual number of shares that the Company may issue subject to the investment agreement is not determinable as it is based on the market price of Oncolin’s common stock from time to time.

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

Sample Put Amount Calculation and Purchase Price Calculation
    The calculation below assumes a put notice date of March 31, 2008.  Set forth below is a trading summary of our common stock for the period March 26, 2008 through April 7, 2008, the 3 trading days immediately prior to March 31, 2008, and the five trading days immediately following March 31, 2008.
Date	Closing Bid Price	Volume
April 7, 2008	$0.40	1,600
April 4, 2008	$0.40	7,195
April 3, 2008	$0.45	22,074
April 2, 2008	$0.45	13,250
April 1, 2008	$0.45	53,109
March 31, 2008	$0.39	2,000
March 28, 2008	$0.39	0
March 27, 2008	$0.39	0
March 26, 2008	$0.39	29,049

    The average daily volume for the 3 trading days prior to March 31, 2008, is 9,683 shares, 200% of this average is 19,366 shares.  The average of the three daily closing bid prices immediately prior to March 31, 2008, is $0.39, resulting in a put amount of $7,553.  Thus, on March 5, 2008, we could have requested a put amount of either $7,553 or $250,000.

    The purchase price Dutchess would pay for the shares would be equal to 96% of the lowest closing bid price during the five trading day period following March 31, 2008, which in this example is $0.40, resulting in a purchase price of $0.38 per share and the issuance of 657,895 shares.

    In addition to the conditions set forth below, Dutchess is precluded from owning more than 4.99% of our common stock (approximately 2,426,674 shares of common stock based on the shares outstanding as of July 11, 2008).  Therefore, we would be precluded from submitting a Put Notice, if such notice would result in Dutchess acquiring more than 4.99% of our issued and outstanding common stock.  Therefore, prior to each Put Notice, the Company will have to evaluate the current ownership of Dutchess to ensure Dutchess will not own more than 4.99% of our shares of common stock.

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

Table of Contents

Page17

ITEM 7.                            FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oncolin Therapeutics, Inc. and Subsidiaries
(A Development Stage Company)
Bellaire, Texas

We have audited the accompanying consolidated balance sheet of Oncolin Therapeutics, Inc. and subsidiaries as of March 31, 2008 and the related consolidated statements of operations, shareholders' deficit and consolidated cash flows for the period from inception (May 9, 2007) through March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oncolin Therapeutics, Inc. and subsidiaries as of March 31, 2008, and the results of its operations and its cash flows for the period from inception (May 9, 2007) through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has never generated any revenue and has suffered recurring losses from operations and at March 31, 2008 is in a negative working capital position.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 14, 2008

Page 18 (F-2)

ITEM 1.                      FINANCIAL STATEMENTS

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(formerly EDGELINE HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

March 31, 2008

ASSETS

Cash and cash equivalents	$1,174
Prepaid expenses	30,750
Deferred financing costs, net of amortization of $2,085	12,915
Total current assets	44,839
Property and equipment, net of accumulated depreciation of $475	4,670
Option agreement, net of amortization of $8,889	11,111
Total assets	$60,620

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable, trade	$109,188
Accounts payable – related party	111,783
Accrued liabilities	124,730
Notes payable – related parties	410,000
Total current liabilities	755,701
Shareholders' deficit:
Common stock, $.001 par value, 500,000,000 shares authorized, 42,069,533 shares issued and outstanding	42,069
Additional paid-in capital	999,530
Deficit accumulated during the development stage	(1,736,680)
Total shareholders’ deficit	(695,081)
Total liabilities and shareholders' deficit	$60,620

See accompanying notes to consolidated financial statements.

Page 19 (F-3 )

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(formerly EDGELINE HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (MAY 9, 2007) TO MARCH 31, 2008

Inception (May 9, 2007) to March 31, 2008

Revenue	$--

Operating expenses:
Compensation and related expenses	727,445
Office administration	13,359
Professional fees	274,635
Investor relations	272,504
Merger expenses	8,113
Impairment of license agreement	80,100
Acquisition costs of subsidiary	220,000
Depreciation and amortization	9,364
Other expenses	105,339
Total operating expenses	1,710,859

Interest expense	25,821
Net loss	$(1,736,680)

Net loss per share:
Basic and diluted	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	36,662,218

See accompanying notes to consolidated financial statements.

Page 20 (F- 4)

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(formerly EDGELINE HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (MAY 9, 2007) TO MARCH 31, 2008

				Deficit
				Accumulated
			Additional	During the
		Common	Paid-in	Development
	Shares	Stock	Capital	Stage	Total

Issuance of common stock for cash	3,204,842	$3,205	$(2,040)	$-	$1,165
Issuance of common stock for services	2,420,824	2,421	(1,541)	-	880
Common shares issued for reverse merger	624,334	624	(624)	-	-
Issuance of additional common stock in reverse merger	34,472,334	34,472	(34,472)	-	-
Post-merger capitalization	40,722,334	40,722	(38,677)	-	2,045
Cancellation of common stock issued	(300,000)	(300)	300	-	-
Issuance of common stock to acquire Intertech Bio	500,000	500	219,500	-	220,000
Issuance of common stock for services	600,000	600	295,400	-	296,000
Issuance of common stock for exercise of stock options	547,199	547	194,726	-	195,273
Issuance of stock options for services	-	-	328,281	-	328,281
Net loss	-	-	-	(1,736,680)	(1,736,680)
Balance at March 31, 2008	42,069,533	$42,069	$999,530	$(1,736,680)	$(695,081)

See accompanying notes to consolidated financial statements.

Page 21 (F-5)

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(formerly EDGELINE HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (MAY 9, 2007) TO MARCH 31, 2008

Cash flows from operating activities:
Net loss	$(1,736,680)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,364
Amortization of deferred financing costs	2,085
Non-cash compensation expense relating to license agreement	119,900
Share-based compensation	594,411
Impairment of license agreement	80,100
Non-cash acquisition costs of subsidiary	220,000
Changes in assets and liabilities:
Other current assets	(15,000)
Accounts payable	109,188
Accounts payable – related parties	111,783
Accrued liabilities	124,730
Net cash used in operating activities	(380,118)

Cash flows from investing activities:
Investment in option agreement	(20,000)
Purchase of property and equipment	(5,145)
Net cash used in investing activities	(25,145)

Cash flows from financing activities:
Proceeds from notes payable – related parties	223,000
Repayment of notes payable – related parties	(13,000)
Proceeds from issuance of common stock	1,165
Proceeds from exercise of stock options	195,273
Net cash provided by financing activities	406,438

Net increase in cash	1,174
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$1,174

Supplemental disclosures:
Interest paid	$3,834
Taxes paid	$-

Non-cash financing activities:
Cancellation of stock certificate	$300
Issuance of note payable for license agreement	$200,000
Stock issued for prepaid investor relation services	$73,800

See accompanying notes to consolidated financial statements.

Page 22 (F-6)

ONCOLIN THERAPEUTICS, INC.AND SUBSIDIARIES
(formerly EDGELINE HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization and Nature of Business

Oncolin Therapeutics, Inc. (formerly, Dragon Gold Resources, Inc., (Dragon Gold)) was incorporated in the State of Nevada on December 13, 2000.

On May 31, 2007, Dragon Gold Resources, Inc. completed a reverse merger with Secure Voice Communications, Inc., a Texas corporation (“Secure Voice”).  As a result of the transaction, Secure Voice became a wholly-owned subsidiary of Dragon Gold when Dragon Gold agreed to issue an aggregate of 3,207,840,000 shares of its common stock (pre-reverse split) to the former shareholders of Secure Voice (in exchange for all the outstanding capital stock of Secure Voice), resulting in the former shareholders of Secure Voice owning approximately 98.5% of the issued and outstanding Dragon Gold common stock.  As the articles of incorporation only authorized the issuance of 500,000,000 shares of common stock, Dragon Gold issued 450,053,276 shares of common stock (pre-reverse split) and was obligated to issue an additional 2,757,786,724 shares of common stock (pre-reverse split).  At the annual shareholders’ meeting which was held on June 19, 2007, the shareholders approved an 80-for-1 reverse split that did not reduce the number of authorized shares of common stock.  Upon the approval of the 80-for-1 reverse split, Dragon Gold issued the balance of these shares which equated to 34,472,334 shares on a post-split basis.  The accompanying consolidated financial statements and related notes give retroactive effect to the reverse split, except as described otherwise.

On June 19, 2007, the shareholders approved a change in the Company’s name to Oncolin Therapeutics, Inc.

As of March 31, 2008, Oncolin had three wholly-owned subsidiaries as follows:

• Secure Voice – This subsidiary was incorporated in the State of Texas on May 9, 2007, with the initial primary focus being the development and readying for market a SIP (Session Initiation Protocol) based approach to defending voice traffic and voice packets against deliberate attacks such as DoS (Denial of Service) developing information.

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

On February 15, 2008, the Company amended its Articles of Incorporation to change the par value of the Company’s Common Stock from $0.08 to $0.001, to authorize 25,000,000 shares of blank-check preferred stock and to change the name of the Company from “Edgeline Holdings, Inc.” to “Oncolin Therapeutics, Inc.  The accompanying consolidated financial statements and related notes give retroactive effect to the change in par value.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of March 31, 2008, the Company has accumulated losses of $1,736,680 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Oncolin Therapeutics, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Secure Voice, New EnerSource and Intertech Bio. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight line method over their estimated useful lives.  As of March 31, 2008, the property and equipment include office equipment.

Loss per Share

In accordance with SFAS No. 128, “Earnings per Share”, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The Company has not filed tax returns for 2007. As of March 31, 2008, there are approximately $2,700,000 in accumulated losses. When the tax returns are completed, these losses will give rise to deferred tax assets, a significant portion of which are likely to be net operating loss carry forwards. Due to the May 30, 2007 reverse merger, these net operating loss deferred tax assets will be subject to limitations. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Because of these potential limitations and the Company’s history of losses, the Company has not recognized any deferred tax asset and has placed a full valuation allowance on such assets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values. Share-based payments awarded to consultants are accounted for in accordance with Emerging Issues Task Force (“EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services.”

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The Company generally attributes the value of stock-based compensation to expense using the straight-line method.

The Company estimates fair value of share-based awards using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”). This model requires the Company to estimate expected volatility and expected life, which are highly complex and subjective variables. The Company estimates expected term using the safe-harbor provisions of Staff Accounting Bulletins (“SAB”) No. 107, “Share-Based Payment.” The Company estimated its expected volatility by taking the average volatility determined for a peer group of similar publicly-traded companies.

Fair Value of Financial Instruments

The fair value of note payable, cash, accounts payable, and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The Company does not have material financial instruments with off-balance sheet risk.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities  (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact, if any; this standard will have on our financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

2.	Property and Equipment

Property and equipment consist of the following at December 31, 2006:

Office equipment	$5,145
Less: accumulated depreciation	475
$4,670

The Company recognized $475 in depreciation expense for the period from inception (May 9, 2007) through March 31, 2008.

3.	Prepaid Expenses

Prepaid expenses consist primarily of prepaid investor relations expense which is amortized over the terms of the agreement with an investor relations firm.  Amounts expensed relating to this firm’s prepaid investor relations fees totaled $43,050 for period from inception (May 9, 2007) through March 31, 2008.

4.	Deferred Financing Costs

Deferred financing costs incurred are capitalized and subsequently amortized over the term of the related debt on the interest method of accretion over the estimated life of the debt.  Amortization expense relating to deferred financing costs for the period from inception (May 9, 2007) through March 31, 2008 totaled $2,085.

5.	Option Agreement

On November 30, 2007, the Company entered into an Option Agreement with The University of Texas M.D. Anderson Cancer Center (“UTMDACC”) to evaluate certain patent rights in relation to products arising therefrom and markets therefore and to negotiate a license with UTMDACC for the use of such patent rights on five (5) specific intellectual property rights.  As consideration for the option, the Company paid UTMDACC $20,000 for the period November 30, 2007 through August 31, 2008, and has the right to extend the option term to November 30, 2008, by paying UTMDACC an additional $40,000 on or before August 31, 2008.  Amortization expense relating to this Option Agreement for the period from inception (May 9, 2007) through March 31, 2008 was $8,889.

6.	Accounts Payable – Related Parties

    Certain officers, directors and consultants, who are also stockholders of the Company, have paid for goods and services, or incurred expenses, for the benefit of the Company during the period from inception (May 9, 2007) through March 31, 2008.  As of March 31, 2008, the amounts due from the Company to these related parties was $111,783.

7.	Notes Payable – Related Parties

    On May 10, 2007, Secure Voice Communications, Inc. (Texas) entered into a note agreement with Secure Voice Communications, Inc. (Florida) to acquire the license rights to a voice over IP (“VoIP”) technology.  The principal amount of the note is $200,000 with an annual interest rate of 9% and principal and accrued interest due May 10, 2008.  The principal amount of the note exceeded the fair value of the license rights of $80,100 and the excess was charged to compensation expense.  Secure Voice Communications, Inc. (Florida) is owned 100% by KM Casey No. 1 LTD which is an affiliate of Kevan Casey, who is also affiliated with Silver Star Holdings, the majority shareholder of Oncolin.  At June 30, 2007, the Company performed an impairment test on the carrying value of the license agreement it had acquired from Secure Voice Communications, Inc. (Florida) and determined an impairment charge for the full carrying value of $80,100 was warranted.

    On June 13, 2007, Oncolin entered into a note agreement with Tommy Allen, a shareholder of the Company in the principal amount of $20,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007.  During the quarter ended September 30, 2007, the Company had repaid $13,000 of the principal amount of the note to Mr. Allen.  Mr. Allen verbally agreed to extend the due date of the note and accrued interest to March 31, 2008.  As of March 31, 2008, the balance outstanding on this note was $7,000.

    On July 24, 2007, Oncolin entered into a note agreement with SCJ Resources Corporation, an entity owned 100% by the Company’s former CFO, in the principal amount of $25,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007.  In addition, the Company agreed to pay SCJ Resources Corporation a 10% transaction fee that will accrue interest from the date of the note.  SCJ Resources Corporation verbally agreed to extend the due date of the note and accrued interest to March 31, 2008.

    On November 30, 2007, the Company entered into a note agreement with Kevan Casey in the principal amount of $15,000 and an annual interest rate of 10%.  The principal and accrued interest are due on May 31, 2008.

    On November 30, 2007, the Company entered into a note agreement with KM Casey No. 1 LTD in the principal amount of $32,000 and an annual interest rate of 10%.  The principal and accrued interest are due on May 31, 2008.

    On February 12, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $70,000 and an annual interest rate of 10%.  The principal and accrued interest are due upon demand.

    On February 27, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $28,000 and an annual interest rate of 10%.  The principal and accrued and unpaid interests are due upon demand.

    On March 3, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $8,000 and an annual interest rate of 10%.  The principal and accrued and unpaid interests are due upon demand.

    On March 14, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $25,000 and an annual interest rate of 10%.  The principal and accrued and unpaid interests are due upon demand.

    On May 21, 2008, the Company amended its note agreements and extended the maturity date.

8.	Common Stock

    Secure Voice Communications, Inc. (Texas) issued 29,648,000 shares of common stock to its founding stockholders in exchange for $1,000 in cash.  On May 17, 2007, Secure Voice Communications, Inc. (Texas) issued 1,650,000 shares of its common stock for cash of $165 and 8,800,000 shares of its common stock for services which it valued at $880.  On May 31, 2007, Secure Voice Communications, Inc. (Texas) exchanged 100% of its common stock for approximately 98.5% of Oncolin as discussed in Note 1.

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

	Before 1:80 Reverse Split	After 1:80 Reverse Split
Common shares for old Edgeline shareholders	49,946,724	624,334
Initial shares for Secure Voice shareholders	450,053,276	5,625,666
Shares issued subsequent to STET	2,757,786,724	34,472,334
Total shares outstanding	3,257,786,724	40,722,334

    On September 30, 2007, the Company issued 100,000 shares of its restricted common stock to two companies for consulting services which the Company valued at $82,000, the fair market value on the date of issuance.

    During the quarter ended September 30, 2007, the Company issued 327,199 shares of its common stock through the exercise of stock options to three individuals for consulting services which the Company valued at $245,181 using the Black-Scholes option pricing model with the following assumptions:  volatility of 233%, term of four years, risk free rate of 4.23% and a dividend yield of 0.0%.  These stock options were exercised for total proceeds of $177,673.

    On November 7, 2007, the Company acquired all of the outstanding capital stock from the shareholders of Intertech Bio Corporation, a Texas corporation, through the issuance of 500,000 shares of its restricted common stock, which the Company valued at $220,000, the fair market value on the date of the acquisition.  The entire value of $220,000 was charged to expense as acquisition costs.  In addition, the Company issued 100,000 shares of its restricted common stock to two individuals pursuant to their consulting agreements which the Company valued at $46,000, the fair market value on the date of issuance.  Administratively, the Company has not issued the stock certificates to the shareholders of Intertech Bio Corporation or the consultants as the Company is renegotiating the transaction.  The 600,000 shares of common stock are included in the issued and outstanding calculations as if they had been issued.

    On November 8, 2007, the Company issued 100,000 shares of its restricted common stock to two individuals for consulting services which the Company valued at $46,000, the fair market value on the date of issuance.

    On November 15, 2007, the Company issued 300,000 shares of its restricted common stock to Donald Picker, the Company’s Chief Operating Officer, pursuant to his consulting agreement which the Company valued at $129,000, the fair market value on the date of issuance.

    On December 19, 2007, the Company issued 100,000 shares of its common stock to an individual as payment for past and future legal services which the Company valued at $39,000, the fair market value on the date of issuance.

    On December 20, 2007, the Company received a certificate for 300,000 shares of its common stock from a former shareholder of Secure Voice Communications, Inc., which the Company has returned to the transfer agent to be cancelled.

    In January 2008, the Company granted stock options for 220,000 shares of its common stock to an individual for consulting services which the Company valued at $76,355 using the Black-Scholes option pricing model.  In January 2008, 220,000 shares of the common stock for these stock options were exercised for total proceeds of $17,600.

9.	Stock Options

On May 31, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  From inception, May 9, 2007, to March 31, 2008, the Company issued 2,597,199 non-qualified stock options at exercise prices ranging from $0.08 to $0.90 per share to certain individuals for consulting services which the Company valued at $874,886 using the Black-Scholes option pricing model with the following assumptions: volatility of ranging from 232.61% to 318.12%, term of four years, risk free interest rate of 4.23% and dividend of 0%.  Majority of the options were exercised during the period and the Company received proceeds of $260,773.  The Plan was approved by the shareholders on June 19, 2007.

The following is a summary of stock option activity for period from inception (May 9, 2007) through March 31, 2008:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	-	-
Granted	2,597,199	$0.31
Exercised	(547,199)	$0.36
Forfeited/Expired	–	-
Outstanding at end of year	2,050,000

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of March 31, 2008:

As of March 31, 2008	Number of Shares Underlying Options	Weighted Average Exercise Prices	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	INTRINSIC VALUE AS OF MARCH 31, 2008
Options Outstanding	2,050,000	$0.36	4.9	$874,886
Options expected to vest	2,000,000	$0.27	4.0	$539,861
Options exercisable	50,000	$0.27	5.0	$13,489

10.	Funding
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

    At March 31, 2008, the Company has not requested that Dutchess purchase any shares of its common stock under the terms of this agreement.

    The Company paid Dutchess a non-refundable document preparation fee for the preparation of the investment agreement and registration rights agreement, which amount is carried on the balance sheet as “Deferred financing costs” and will be charged to additional paid in capital once the registration statement is declared effective.  The Company agreed to file a registration statement within 45 days of the execution of the investment agreement and registration rights agreement.  There are no registration penalties should the registration statement not be declared effective by the SEC.  The Company analyzed this investment agreement for derivative accounting consideration under SFAS No. 133 and EITF 00-19.  The Company determined that derivative accounting is not applicable for the investment agreement.

11.	Subsequent Events

On April 1, 2008, the Company entered into an exclusive right to license agreement (“the agreement”) with the Pharmaceutical Research Institute of Poland (“PRI”) covering certain patents concerning the composition and use of Genistein analogs for cancer treatment.  The Agreement provides the company with an exclusive worldwide right to license patents and patent applications covering composition and/or use of Genisstein analogs for cancer treatment for a period of nine months from the date of receipt of the compounds for testing by the Company.  The Company is obligated to pay PRI $4,000 per patent.  The agreement covers a total of four patents and patent applications.  An additional six month extension may be granted in exchange for a payment to PRI of $8,000 per patent.  In addition, PRI will supply compounds to the Company for in vitro evaluation for a fee not to exceed $5,000.  If the Company desires to license the patents, the license terms would include milestone payments of $100,000 upon the successful completion of a Phase I/II clinical trial; a payment of $400,000 upon the successful completion of a Phase II clinical trial; and, a payment of $900,000 upon approval of a New Drug Application by the FDA.  The Agreement also grants an exclusive commercial supply agreement to PRI for a minimum of 70% of the drug substance and full exclusivity for the European market, provided that PRI has a GMP facility with the required manufacturing capacity.

On May 21, 2008 the Company and its subsidiary, Secure Voice Communications, Inc. (Secure) amended certain note agreements (the “Amended Notes”).  As of May 22, 2008, the outstanding principal and accrued interest on the prior notes was a total of $397,985.  The notes were originally due and payable on May 30, 2008 and May 31, 2008 and had interest rates between 9% and 10%.  The Amended Notes were amended to reflect an interest rate of 10% and the holder’s right to convert the unpaid principal and accrued interest into Oncolin common stock at the holder’s option at a price equal to the lower of $0.05 per share or 50% of the closing market price of Oncolin’s common stock on the trading day prior to conversion.  The original principal amounts of the Amended Notes are $249,383 and $148,608, respectfully.  The Amended Notes are due on May 31, 2010.

On May 22, 2008, the Board of Directors appointed Steven M. Plumb, current CFO, to serve a one year term on the Board of Directors.  In connection with his appointment Mr. Plumb was granted an option to purchase 300,000 shares of our common stock at a price of $0.10 per share.  The option will vest as follows: 1/3 in six months, 1/3 in one year and the remainder in two years.  The term of the option is 4 years.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 22, 2008, the Board of Directors determined not to retain Thomas Leger & Co., L.L.P. (“Former Accountant”) as Oncolin’s independent auditors.  There have been no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

On May 22, 2008, the Board of Directors of Oncolin announced their decision to retain the Certified Public Accounting firm of GBH CPAs, PC to serve as our independent Certifying Accountant for the fiscal year ended March 31, 2008

ITEM 8A.	MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").  Based on this evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective.

The Company had significant deficiencies constituting material weakness as defined by the standards of the Public Company Accounting Oversight Board.  The material weaknesses were in its internal controls over accounting for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. generally accepted accounting principles.

The non-routine transactions were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls over accounting for non-routine transactions in an effort to remediate these deficiencies by hiring an external accounting firm to review the accounting of non-routine transactions. These deficiencies have been disclosed to our audit committee. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will implement policies and procedures to ensure that our controls and procedures are adequate and effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Other than as described above, the Company has not experienced any changes in its internal control over financial reporting during its most recent fiscal quarter that materially affected, or was reasonably likely to materially affect, its internal control over financial reporting.  Additionally, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

PART III - OTHER INFORMATION

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s executive officers and directors are as follows:
Name	Age	Position
J. Leonard Ivins	70	Chief Executive Officer and Director
Donald Picker	62	President, Chief Operating Officer and Director
Steven M. Plumb	49	Chief Financial Officer

    J. Leonard Ivins.  Mr. Ivins has served as the Company’s Chief Executive Officer and a director since May 2007.  He has also served as the Chief Executive Officer for the Company’s wholly-owned subsidiary since December 2007.  From November 2000 until September 2006, Mr. Ivins served as a director of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure.  Mr. Ivins was also a member of the audit and compensation committees of eLinear.  In September 2006, eLinear filed for protection under Chapter 7 of the Bankruptcy Code.  Since 1995, he has been a private investor.  Previously, Mr. Ivins was a founder and co-owner of a privately held company that was an FDIC and RTC contractor.  From 1979 to 1981, Mr. Ivins was a turnaround and workout consultant to small, publicly held oil and gas companies. From 1970 to 1975, Mr. Ivins was president of The Woodlands Development Corporation and a director of Mitchell Energy and Development Corp.

    Donald Picker. Dr. Picker has served as the Company’s Chief Operating Officer and as the Chief Technology Officer for the Company’s wholly-owned subsidiary since November 2007 and a director of the Company’s since March 2008.  From January to October 2007, Dr. Picker was President of Tapestry Pharmaceuticals where he built the clinical development group and brought its lead cancer drug into several Phase II clinical trials.  From September 2001 to December 2006, Dr. Picker was the Executive VP of R&D at Callisto Pharmaceuticals where he was responsible for licensing their two lead cancer programs and oncology preclinical programs and bringing these cancer drugs into Phase I and Phase II development.  Dr. Picker in his career has also held senior executive positions at other companies where he was responsible for bringing drug candidates into clinical development.  He and his group were responsible for the development of Carboplatin, one of the world’s leading cancer drugs currently in use with annual sales of over $500 million.  He was also responsible for Satraplatin and Picoplatin, third generation platinum drugs which are currently in late stage clinical development.  Although most of his experience has been in oncology drug development, he has also been involved in the areas of infectious disease, cardiovascular, dermatological and gastrointestinal pharmaceutical discovery and development.

    Steven M. Plumb.  Mr. Plumb has served as the Company’s Chief Financial Officer since March 2008.  Mr. Plumb is a CPA licensed to practice in Texas. Mr. Plumb is a financial manager and senior executive experienced in operations, finance and marketing. Mr. Plumb is the president of Clear Financial Solutions, Inc. a business consulting firm that assists public and private companies with financing, operations improvement, outsourced accounting, SEC reporting, mergers and acquisitions, and financial analysis. From 2002 through 2004, Mr. Plumb served as Vice President and Chief Financial Officer of Adventrx Pharmaceuticals, Inc. During his tenure as CFO of Adventrx, the company raised in excess of twenty million dollars and progressed from the Over-the-Counter Bulletin Board to a listing on the American Stock Exchange. Prior to this, Mr. Plumb served as the Chief Financial Officer of DePelchin Children’s Center, and as controller of Memorial City Rehabilitation Hospital in Houston, Texas.  Mr. Plumb is a former auditor and consultant with KPMG. Mr. Plumb earned his BBA degree in accounting from the University of Texas at Austin.

Compliance with Section 16(a) of the Exchange Act
    Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.  Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  None of our current executive officers has filed a Form 3 as of the date hereof.

Board Composition
    The Company’s board of directors currently consists of two members.  Each of its directors is elected annually at its annual meeting.  There are no family relationships between any of the Company’s officers and directors.

Independence of Directors and Board Committees
    The board has not established any committees and, accordingly, the board serves as the audit, compensation, and nomination committee.

Audit Committee
    The Audit Committee of the Board currently consists of the entire Board of Directors, but it is expected that the audit committee will be constituted to consist of at least two non-employee directors. The audit committee selects an independent public accounting firm to be engaged to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management and recommend to our Board of Directors whether the audited financials should be included in our Annual Reports to be filed with the SEC.

    Upon the constitution of the Audit Committee, it is expected that all of the members of the audit committee will be non-employee directors who: (1) met the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (2) did not participate in the preparation of our financial statements or the financial statements of the Company.; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The board has determined that none of its directors qualify as an audit committee financial expert as defined in Item 407(d) of Regulation S-B.

Option Grants, Long-Term Incentive Plans and Employment Agreements
    The Company currently does not have any stock options outstanding pursuant to any stock option plan or long-term incentive plans.

    On May 10, 2007, the Company and Mr. Ivins entered into an employment agreement where it agreed to employ Mr. Ivins as its Chief Executive Officer, commencing on May 18, 2007 and terminating on May 9, 2010.  Under his employment agreement, Mr. Ivins has the right to terminate his employment agreement at any time upon fourteen days written notice and the Company may terminate his employment agreement immediately upon fourteen days written notice.  The employment agreement entitles Mr. Ivins to a monthly base salary of $5,000 and a stock bonus of 1,600,000 shares of Company common stock upon execution of his employment agreement.

    In March 2008, the Company agreed to enter into a consulting agreement with Mr. Plumb, in which we issued Mr. Plumb an option to purchase 150,000 shares of our common stock, of which 50,000 shares will have an exercise price of $0.25 per share and be immediately exercisable, 50,000 shares will have an exercise price of $0.10 per share and will vest in one year and 50,000 shares will have an exercise price of $0.10 per share and will vest in two years.

    In March 2008, the Company issued Mr. Picker an option to purchase 1,900,000 shares of our common stock at an exercise price of $0.05 per share and vest equally over the next three years.

Code of Ethics
    The Company adopted a Code of Ethics that applies to all of its directors and officers. The Code will be filed as an exhibit to a Current Report on Form 8-K. Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at Oncolin Therapeutics, Inc., 6750 West Loop South, Suite 790, Bellaire, Texas 77401, Attention: J. Leonard Ivins, Chief Executive Officer.

ITEM 10 - Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Other Compensation ($)	Total ($)
J. Leonard Ivins Chief Executive Officer	2008	35,000	87,000	-0-	-0-	122,000
Steven M. Plumb Chief Financial Officer (1)	2008	-0-	-0-	40,454	-0-	40,454
Donald Picker Chief Operating Officer	2008	-0-	-0-	512,896	10,000	522,896
Carl Chase Chief Financial Officer(2)	2008	-0-	-0-	-0-	397,987	397,987

(1)	Mr. Plumb has served as our Chief Financial Officer since March 2008.
(2)	Mr. Chase served as our Chief Financial Officer from May 2007 to March 2008.

Outstanding Equity Awards at Fiscal Year End Table

The table below sets forth information with respect to our named executive officers regarding the value of equity compensation as of March 31, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
J. Leonard Ivins	-0-	-0-	-0-	-0-	n/a
Steven M. Plumb	50,000	50,000	-0-	$0.10	3/14/2012
Steven M. Plumb	100,000	100,000	-0-	$0.25	3/14/2012
Donald Picker	1,600,000	1,600,000	-0-	$0.10	3/14/2014

Employment and Consulting Agreements

    J. Leonard Ivins.  In May 2007, the Company and Mr. Ivins entered into an employment agreement where it agreed to employ Mr. Ivins as its Chief Executive Officer.  The employment agreement terminates in May 2010. Under his employment agreement, Mr. Ivins has the right to terminate his employment agreement at any time upon fourteen days written notice and the Company may terminate his employment agreement immediately upon fourteen days written notice. The employment agreement entitles Mr. Ivins to a monthly base salary of $5,000 and a stock bonus of 1,600,000 shares of the Company’s Common Stock upon execution of his employment agreement.
    In December 2007, the Company’s wholly-owned subsidiary and Mr. Ivins entered into an employment agreement where it agreed to employ Mr. Ivins as its chief executive officer.  The employment agreement terminates in November 2010.  Under the employment agreement, both parties have the right to terminate the agreement at any time upon 30 days written notice.  Additionally, the Company’s wholly-owned subsidiary may terminate the agreement immediately upon written notice for “cause” as defined therein.  The employment agreement entitles Mr. Ivins to a monthly base salary of $7,000, a monthly allowance of $1,350 for business related expenses and a stock bonus of 1,600,000 shares of the Company’s Common Stock, which bonus has not been issued as of the date of this Memorandum.

    Steven M. Plumb.  In March 2008, the Company agreed to enter into a consulting agreement with Mr. Plumb, in which he shall receive $2,400 per month in fees.

    Donald Picker.  In November 2007, the Company’s wholly-owned subsidiary and Mr. Picker entered into a consulting agreement whereby Mr. Picker agreed to serve as its Chief Technology Officer.  The agreement terminates in May 2008, unless further extended by the Company.  Under the agreement, both parties have the right to terminate the agreement at any time upon 30 days written notice.  The employment agreement entitles Mr. Picker to a base salary of $1,000 per “working day” as defined therein and a stock bonus of 300,000 shares of the Company’s Common Stock upon execution of the agreement.

DIRECTOR AND EXECUTIVE COMPENSATION

    Directors who are also employees do not receive any additional compensation for serving as a director.  No director received any fee for his services during the last fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 10, 2008, the number and percentage of outstanding shares of Company common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the current named executive officers as defined in Item 402 of Regulation S-B; and (d) all current directors and executive officers, as a group.  As of July 10, 2008, there were 48,543,192 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percentage of Class (2)
Silver Star Holdings (3)	21,742,000	44.8%
Waldemar Priebe (4)	4,150,672	8.5%
Trevor D. Ling (5)	3,996,000	8.2%
Jonathan Camarillo Trust (6)	3,560,000	7.3%
Danny Chan (7)	3,020,000	6.2%
Officers and Directors
J. Leonard Ivins	1,600,000	3.3%
Steven M. Plumb	150,000	0.3%
Donald Picker	2,200,000	4.5%
All directors and executive officers as a group (3 persons)	3,950,000	8.1%
_________

(1)	Unless otherwise indicated, the mailing address of the beneficial owner is c/o Oncolin Therapeutics, Inc., 6750 Bellaire Blvd., Suite 790, Bellaire, Texas 77401.
(2)
The percentage of beneficial ownership of Common Stock is based on 48,568,192 shares of Common Stock outstanding as of July 10, 2008 and excludes all shares of Common Stock issuable upon the exercise of outstanding options, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of July 10, 2008.

(3)	The business address of Silver Star Holdings is PO Box 27949, Houston, Texas 77227-7949.
(4)
 Includes 2,443,704 shares of Common Stock held by Houston Pharmaceuticals, Inc. and 50,000_shares of Common Stock held by TAK Company.  Dr. Priebe is the controlling shareholder of Houston Pharmaceuticals, Inc. and his wife is the sole owner of TAK Company.

(5)	The business address of Mr. Ling is 5050 Westheimer, Houston, Texas 77056.
(6)	The business address of Jonathan Camarillo Trust is 5023 Polk Street, Houston, Texas 77023.
(7)	The business address of Mr. Chan is 255 G Street, Suite 366, San Diego, California 92101.

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    On May 10, 2007, Secure Voice Communications, Inc. (Texas) entered into a note agreement with Secure Voice Communications, Inc. (Florida) to acquire the license rights to a voice over IP (“VoIP”) technology.  The principal amount of the note is $200,000 with an annual interest rate of 9% and principal and accrued and unpaid interest due May 10, 2008.  The principal amount of the note exceeded the fair value of the license rights of $80,100 and the excess was charged to compensation expense.  Secure Voice Communications, Inc. (Florida) is owned 100% by KM Casey No. 1 LTD which is an affiliate of Kevan Casey, who is also affiliated with Silver Star Holdings, the majority shareholder of Oncolin.

    On July 24, 2007, Oncolin entered into a note agreement with SCJ Resources Corporation, an entity owned 100% by the Company’s former Chief Financial Officer, Carl Chase, in the principal amount of $25,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007.  In addition, the Company agreed to pay SCJ Resources Corporation a 10% transaction fee that will accrue interest from the date of the note.  SCJ Resources Corporation verbally agreed to extend the due date of the note and accrued and unpaid interest to March 31, 2008.

    On November 30, 2007, the Company entered into a note agreement with Kevan Casey in the principal amount of $15,000 and an annual interest rate of 10%.  The principal and accrued and unpaid interests are due on May 31, 2008.

    On November 30, 2007, the Company entered into a note agreement with KM Casey No. 1 LTD in the principal amount of $32,000 and an annual interest rate of 10%.  The principal and accrued and unpaid interests are due on May 31, 2008.

    On February 12, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $70,000 and an annual interest rate of 10%.  The principal and accrued and unpaid interests are due upon demand.

    On February 27, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $28,000 and an annual interest rate of 10%.  The principal and accrued and unpaid interests are due upon demand.

    On March 3, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $8,000 and an annual interest rate of 10%.  The principal and accrued and unpaid interests are due upon demand.

    On March 14, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $25,000 and an annual interest rate of 10%.  The principal and accrued and unpaid interests are due upon demand.

ITEM 13.                      EXHIBITS AND REPORTS

Exhibit No.	Description
10.1*	Agreement and Plan of Reorganization between Dragon Gold Resources, Inc. and Secure Voice Communications, Inc. dated May 31, 2007.
10.2*	Dragon Gold Resources, Inc. 2007 Stock Option Plan.
10.3*	Employment agreement dated May 10, 2007, with J. Leonard Ivins
10.4* 10.5*** 10.6*** 10.7*** 10.8**
Employment agreement dated May 10, 2007, with Carl A. Chase.
Agreement with Mr. Plumb, dated March 14, 2008
Agreement with Dr. Picker dated November 17, 2007
Stock Purchase Agreement dated March 14, 2008
License agreement with PRI

21.1*	Subsidiaries of the Registrant.
31.1	Certification of J. Leonard Ivins.
31.2	Certification of Steven M. Plumb.
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins.
32.2	Certification for Sarbanes-Oxley Act of Steven M. Plumb.

* Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-KSB, filed June 6, 2007.
** Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2008.
*** Incorporated by reference to Exhibits 99.2, 99.3 and 99.4 to the Company’s Current Report on Form 8-K, filed on March 20, 2008.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for professional services rendered by GBH CPAs, PC and Thomas Leger & Co., LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB for fiscal year 2008 are set forth in the table below.

2008
GBH CPAs, PC	$14,000
Thomas Leger & Co., LLP	$20,666
Total	$34,666

Audit-Related Fees.

    During the fiscal year ended March 31, 2008, no assurance or related services were performed by either GBH CPAs, PC and Thomas Leger & Co., LLP that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.

    During the fiscal year ended March 31, 2008, no fees were billed by either GBH CPAs, PC and Thomas Leger & Co., LLP for tax compliance, tax advice or tax planning services.

All Other Fees.

    During the fiscal years ended March 31, 2008, no fees were billed by either GBH CPAs, PC and Thomas Leger & Co., LLP other than the fees set forth under the caption “Audit Fees” above.

Pre-Approval Policies and Procedures of the Audit Committee.

    The Audit Committee has the sole authority to appoint, terminate and replace our independent auditor.  The Audit Committee may not delegate these responsibilities.  The Audit Committee has the sole authority to approve the scope, fees and terms of all audit engagements, as well as all permissible non-audit engagements of our independent auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ONCOLIN THERAPEUTICS, INC.M.

By:  /s/ J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer
Date: July 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                          Title                                            Date
/s/ J. Leonard Ivins                                                 Chief Executive Officer and                            July 15, 2008
J. Leonard Ivins                                                       Chairman of the Board

/s/ Steven M. Plumb                                               Chief Financial Officer                                      July 15, 2008
Steven M. Plumb

/s/ Donald Picker                                                    Director                                                                July 15, 2008
Donald Picker

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Leonard Ivins, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Oncolin Therapeutics, Inc.;

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

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c)
Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)
Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.
I have disclosed, based on, my most recent evaluation of internal control over financial reporting to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  July 15, 2008

By:  _/s/ J. Leonard Ivins____________________
        J. Leonard Ivins
        Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven M. Plumb, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Oncolin Therapeutics, Inc.;

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

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c)
Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)
Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.
I have disclosed, based on, my most recent evaluation of internal control over financial reporting to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  July 15, 2008

By:  _/s/ Steven M. Plumb___________________________
        Steven M. Plumb
        Principal Financial and Accounting Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Leonard Ivins, certify, pursuant to 18 U.S.C. Section 1350, as adopted  pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Oncolin Therapeutics, Inc. on Form 10-KSB for the annual period ended March 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such  Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Oncolin Therapeutics, Inc.

Date:  July 15, 2008

By:  _/s/ J. Leonard Ivins________________________
        J. Leonard Ivins
        Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven M. Plumb,  certify, pursuant to 18 U.S.C. Section 1350, as adopted  pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Oncolin Therapeutics, Inc. on Form 10-KSB for the annual period ended March 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such  Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Oncolin Therapeutics, Inc.

Date:  July 15, 2008

By:  _/s/ Steven M. Plumb____________________________
        Steven M. Plumb
        Principal Financial and Accounting Officer