Form 10-Q
period 2008-06-30
Edgeline Holdings, Inc.
filed 2008-08-19
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

6750 West Loop South, Suite 790, Bellaire, Texas 77401
(Address of principal executive offices)
(832) 426-7907
 (Issuer's telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [_]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐  No   ☒

As of August 15, 2008, there were outstanding 42,481,993 shares of common stock, $0.08 par value per share.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
June 30, 2008

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets (unaudited)
		June 30, 2008 and March 31, 2008	1

		Consolidated Statements of Operations (unaudited)
		Three Months Ended June 30, 2008 and 2007, and
		Inception (May 9, 2007) through June 30, 2008	2

		Consolidated Statements of Cash Flow (unaudited)
		Three Months Ended June 30, 2008 and 2007, and
		Inception (May 9, 2007) through June 30, 2008	3

		Notes to Unaudited Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	5

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

	Item 4.	Controls and Procedures	6

Part II	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

	Item 6.	Exhibits	8

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	March 31, 2008

ASSETS

Cash and cash equivalents	$473	$1,174
Prepaid expenses	-	30,750
Deferred offering costs	11,664	12,915
Total current assets	12,137	44,839
Property and equipment, net	4,448	4,670
Option agreement, net	4,445	11,111
Total assets	$21,030	$60,620

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$75,196	$109,188
Accounts payable – related parties	124,197	111,783
Accrued liabilities	147,572	124,730
Stock Payable	90,000	-
Notes payable – related parties	32,000	410,000
Total current liabilities	468,965	755,701

Long Term Liabilities
Convertible notes payable, net of discount of $375,931	22,054	-
Total liabilities	491,019	755,701
Shareholders' deficit:
Common stock, $.001 par value, 500,000,000 shares authorized,
42,481,993 and 42,069,533 shares issued and outstanding, respectively	42,482	42,069
Additional paid-in capital	1,520,841	999,530
Deficit accumulated during the development stage	(2,033,313)	(1,736,680)
Total shareholders’ deficit	(469,989)	(695,081)
Total liabilities and shareholders' deficit	$21,030	$60,620

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND
INCEPTION (MAY 9, 2007) THROUGH JUNE 30, 2008
(Unaudited)

	Three Months Ended June 30,		Inception (May 9, 2007) to
	2008	2007	June 30, 2008

Revenue	$-	$-	$-

Costs and expenses:
Compensation and related expenses	51,800	125,603	779,245
Office administration	2,928	200	16,287
Professional fees	165,128	12,444	439,763
Investor relations	8,360	549	280,864
Merger expenses	-	8,113	8,113
Impairment of license agreement	-	80,100	80,100
Acquisition costs of subsidiary	-	-	220,000
Depreciation and amortization	6,888	-	16,252
Other expenses	31,964	23,269	137,303
Total costs and expenses	267,068	250,278	1,977,927
Interest expense	29,565	4,663	55,386
Net loss	$(296,633)	$(254,941)	$(2,033,313)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - Basic and diluted	42,332,533	11,719,875

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND
INCEPTION (MAY 9, 2007) THROUGH JUNE 30, 2008
(Unaudited)

	Three Months Ended June 30,
	2008	2007	Cumulative from Inception (February 9, 2007) through June 30, 2008
Cash flows from operating activities:
Net loss	$(296,633)	$(254,941)	$(2,033,313)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,888	-	16,252
Amortization of deferred financing costs	1,251	-	3,336
Non-cash compensation expense relating to license agreement	-	119,900	119,900
Impairment of license agreement	-	80,100	80,100
Beneficial conversion cost on convertible notes	22,054	-	22,054
Share-based compensation	58,750	880	653,161
Non-cash acquisition costs of subsidiary	-	-	220,000
Changes in assets and liabilities:
Other current assets	-	-	(15,000)
Accounts payable	(5,491)	4,440	103,697
Accounts payable – related parties	12,414	27,155	124,197
Accrued liabilities	42,827	10,045	167,557
Net cash used in operating activities	(157,940)	(12,421)	(538,058)
Cash flows from investing activities:
Investment in option agreement	-	-	(20,000)
Property and equipment	-	-	(5,145)
Net cash used in investing activities	-	-	(25,145)
Cash flows from financing activities:
Proceeds from notes payable – related parties	-	20,000	223,000
Repayment of notes payable – related party	-	-	(13,000)
Proceeds from sale of common stock	90,000	1,165	91,165
Proceeds from exercise of stock options	67,239	-	270,048
Net cash provided by financing activities	157,239	21,165	571,213
Net change in cash	(701)	8,744	473
Cash and cash equivalents, beginning of period	1,174	-	-
Cash and cash equivalents, end of period	$473	$8,744	$473

Supplemental disclosures:
Interest paid	$-	$-	$3,834
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Discount on convertible notes	397,985		397,985
Stock issued for accounts payable	28,500		28,500
Cancellation of stock certificate	$-	$-	$300
Issuance of note payable for license agreement	$200,000	$200,000	$200,000
Stock issued for prepaid investor relation services	$-	$-	$73,800

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 1.                      Organization and Nature of Business

The accompanying unaudited financial statements of Oncolin Therapeutics, Inc. (the "Company" or "Oncolin") (formerly, Edgeline Holdings, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 8-03 of Regulation S-X related to smaller reporting companies.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended March 31, 2008.

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

Reclassifications

Certain reclassifications have been made to conform prior year financial information to the current year presentation.

Note 2.                      Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of June 30, 2008, the Company has accumulated losses of $2,033,313 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Note 3.              Option Agreement

On November 30, 2007, the Company entered into an Option Agreement with The University of Texas M.D. Anderson Cancer Center (“UTMDACC”) to evaluate certain patent rights in relation to products arising therefrom and markets therefore and to negotiate a license with UTMDACC for the use of such patent rights on five (5) specific intellectual property rights.  As consideration for the option, The Company paid UTMDACC $20,000 for the period November 30, 2007 through August 31, 2008, and has the right to extend the option term to November 30, 2008, by paying UTMDACC an additional $40,000 on or before August 31, 2008.  Amortization expense relating to this Option Agreement for the three months ended June 30, 2008 was $6,666.

Note 4.              Accounts Payable – Related Parties

Certain officers, directors and consultants, who are also stockholders of the Company, have paid for goods and services, or incurred expenses, for the benefit of the Company during the period from inception (May 9, 2007) through June 30, 2008.  As of June 30, 2008, the amounts due from the Company to these related parties was $124,197.

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

            On June 13, 2007, Oncolin entered into a note agreement with Tommy Allen, a shareholder of the Company in the principal amount of $20,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007.  During the quarter ended September 30, 2007, the Company had repaid $13,000 of the principal amount of the note to Mr. Allen.  Mr. Allen verbally agreed to extend the due date of the note and accrued interest to March 31, 2008.  As of June 30, 2008, the balance outstanding on this note was $7,000.

Note 7.              Convertible Notes

            On May 21, 2008, the Company amended its notes agreement with Kevan Casey into a convertible note whereby any part of the unpaid principal amount and accrued interest of the notes shall be convertible into shares of the Company’s common stock at the lesser of (i) $0.05 per share or (ii) 50% of the closing market price of the Company’s common stock prior to the Conversion Notice (as defined below), but in no case below $0.001, at the option of the Holder in whole or in part at any time following the Issuance Date up to and including the day that all of the Principal Amount and interest accrued but unpaid thereon, if any, are paid in full.  The conversions into common stock carry a “net cashless” conversion feature cost resulting in discount of $146,602 on the convertible note.  As of June 30, 2008, the balance of the convertible note totaled $8,239, net of discount.

            On May 21, 2008, the Company also amended its note agreement with Secure Voice into a convertible note whereby any part of the unpaid principal amount and accrued interest of the notes shall be convertible into shares of the Company’s common stock at the lesser of (i) $0.05 per share or (ii) 50% of the closing market price of the Company’s common stock prior to the Conversion Notice (as defined below), but in no case below $0.001, at the option of the Holder in whole or in part at any time following the Issuance Date up to and including the day that all of the Principal Amount and interest accrued but unpaid thereon, if any, are paid in full.  The conversions into common stock carry a “net cashless” conversion feature cost resulting in discount of $249,383 on the convertible note.  As of June 30, 2008, the balance of the convertible note totaled $13,815, net of discount.
.

Note 8.              Common Stock

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

On April 24, 2008, the Company granted stock options for 51,000 share of its common stock to an individual for consulting services which the Company valued at $3,000.  These stock options were exercised for total proceeds of $17,750.

On April 24, 2008, the Company issued 150,000 shares of its common stock to a professional firm for legal services which the Company valued at $28,500.

In May 2008, the Company granted stock options for 211, 460 shares of its common stock to an individual for consulting services which the Company valued at approximately $25, 000.  These stock options were exercised for total proceeds of $49,490 during the month.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of June 30, 2008 and 2007, and its results of operations for the three months ended June 30, 2008 and 2007, and for period inception (May 9, 2007) through June 30, 2008, should be read in conjunction with the audited consolidated financial statements and notes included in Edgeline Holdings’ Form 10-KSB for the year ended March 31, 2007, filed with the Securities and Exchange Commission.

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

Results of Operations – Inception (May 9, 2007) to June 30, 2008

The Company has had no revenue for period from inception (May 9, 2007) through June 30, 2008.

The Company’s expenses were $2,033,313, which were primarily comprised of compensation and related expenses of $779,245, professional fees of $439,763, investor relations expenses of $280,864, interest expense of $55,386 and other miscellaneous expenses of $137,303.

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

In November 2007, the Company issued 500,000 shares of its restricted common stock to the shareholders of Intertech Bio Corporation for 100% of the capital stock of Intertech Bio, with Intertech Bio becoming a wholly-owned subsidiary of the Company.  Based upon the fair market value on the date of acquisition, the Company valued the common stock issued at $220,000 and charged the entire amount to acquisition costs during the quarter ended June 30, 2008.

As a result of the foregoing, the Company’s net operating loss for the period inception (May 9, 2007) through June 30, 2008 was $2,033,313.

Comparison of Three Months Ended June 30, 2008 and 2007.

The Company has had no revenue for the three months ended June 30, 2008 and 2007.

The Company’s expenses increased from $254, 491 for three months ended June 30, 2007 to $296,633 for three months ended June 30, 2008.  The increase of $42,142 was primarily attributed to the increase in interest expense by approximately $25,000 due to the issuance of convertible notes, increase of   professional fees by approximately $152,000 and offset by the decrease of compensation expense of approximately $74,000 and decrease of impairment of license agreement of $80,100.

As a result of the foregoing, the Company’s net operating losses for the three months ended June 30, 2008 and 2007 were $296,633 and $254,941, respectively.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash in non-restrictive accounts of $473 and negative working capital of $456,827.

Net cash used in operating activities for the three months ended June 30, 2008 was $157,940 compared to $12,421 for same period in 2007.  The Company’s net loss was partially offset by non-cash charges totaling $88,943 for the three months ended June 30, 2008 compared to $200,880 for same period in 2007.

For the three months ended June 30, 2008, cash provided by financing activities totaled $164,775 compared to $21,165 for same period in 2007.  The Company received proceeds of $90,000 from sales of its common stock and $67,240 from the exercise of stock options.

The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of June 30, 2008, the Company had minimal assets in cash and cash equivalents and negative working capital.  The Company’s June 30, 2008 cash balance will only provide enough cash to fund operations through January 2008.  The Company borrowed an additional $70,000 during February 2008 from a shareholder.  Unless the Company receives funds from the Dutchess transaction or any other best efforts debt or equity financing, it will need to raise additional capital to fund operations through the end of fiscal 2008.  The Company does not have credit facilities available with financial institutions or other third parties, other than the Dutchess transaction, which it cannot guarantee it will receive funds through.  The Company can provide no assurance it will be successful in seeking this or any additional financing, and the failure to obtain any such financing may cause it to curtail its operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").  Based on this evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective, that there have been no significant changes in its internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

In connection with the annual audit for the year ended March 31, 2008, the Company’s independent registered public accounting firm informed the Company that it had significant deficiencies constituting material weakness as defined by the standards of the Public Company Accounting Oversight Board.  The material weaknesses were in its internal controls over accounting for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. GAAP.

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

PART II.  OTHER INFORMATION

ITEM 2.                            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have affected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  No  underwriter  participated  in,  nor  did  we  pay  any commissions  or  fees  to  any  underwriter  in  connection  with  any  of these transactions.  None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

On April 28, 2008, the Company sold 50,000 shares of its common stock at $0.30 per share for total proceeds of $15,000.

In June, 2008, the Company sold 800,000 shares of its common stock at $0.1125 per share for total proceeds of $90,000.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Agreement and Plan of Reorganization between Dragon Gold Resources, Inc. and Secure Voice Communications, Inc. dated May 31, 2007, filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007.

10.2	Edgeline Holdings, Inc. 2007 Stock Option Plan filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on July 25, 2007. *
10.3	Employment agreement dated May 10, 2007, with J. Leonard Ivins filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007. *
10.4	Investment Agreement dated December 20, 2007, between Registrant and Dutchess Private Equities Fund, Ltd. Filed as an exhibit to the Company’s Form 8-K dated December 26, 2007.
10.5	Registration Rights Agreement dated December 20, 2007, between Registrant and Dutchess Private Equities Fund, Ltd. Filed as an exhibit to the Company’s Form 8-K dated December 26, 2007.
10.6	Amended and Restated Articles of Incorporation filed as an exhibit to the Company’s Definitive Information Statement dated February 15, 2008.
10.7	Amendment to Stock Purchase Agreement with Intertech Bio, Inc.
21.1	Subsidiaries of the Registrant provided herewith.
31.1	Certification of J. Leonard Ivins. Provided herewith.
31.2	Certification of Steven M. Plumb. Provided herewith.
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins. Provided Herewith.
32.2	Certification for Sarbanes-Oxley Act of Steven M. Plumb. Provided Herewith.

*  Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ONCOLIN THERAPEUTICS, INC.

By: /s/J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer

Date: August 19, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                      Title                                            Date

/s/J. Leonard Ivins                                       Chief Executive Officer and                           August 19, 2008
J. Leonard Ivins                                            Chairman of the Board

/s/Steven M. Plumb                                       Principal Financial and                                 August 19, 2008
Steven M. Plumb                                            Accounting Officer and Director

EXHIBIT 10.7

AMENDMENT NO. 2 TO
STOCK PURCHASE AGREEMENT

This Amendment No. 2 (the “Amendment”) is made as of the __ day of August, 2008, (the “Effective Date”) by and among Edgeline Holdings, Inc., the predecessor in interest to Oncolin Therapeutics, Inc. (the “Company”), the individuals set forth on the signature page below (the “Investors”) and Intertech Bio Corporation (“Intertech Bio”), and amends that certain stock purchase agreement dated November 7, 2007, entered into by and among the Company, the Investors and Intertech Bio, as amended by Amendment No. 1 to the Stock Purchase Agreement (the “Purchase Agreement”).

PREAMBLE

WHEREAS, in connection with entering into the Purchase Agreement, the Investors were obligated to enter into a buy-back agreement with the Company dated November 7, 2007 (“Buy-Back Agreement”), which allowed the Company to buy back the Edgeline Shares (as defined in the Purchase Agreement”) on the terms set forth therein;

WHEREAS, the Company and the Investors amended the Purchase Agreement to terminate the Buy-Back Agreement;

WHEREAS, in consideration for the prior amendment to the Purchase Agreement, the Company issued shares of its common stock to the Investors (the “Shares”);

WHEREAS, the Company and the Investors now desire to amend the Purchase Agreement to replace the Shares with an aggregate purchase price of $89,000, pro rata as set forth on Exhibit A.

NOW, THEREFORE, for good and valuable consideration, the receipt of such payment is hereby acknowledged and accepted as adequate, the parties agree as follows:

1. Amendment.  Section 3 of Amendment No. 1 to the Purchase Agreement is amended as follows:

“3.Consideration.  As additional consideration for entering into the Purchase Agreement, the Company agrees to fund to the Investors the purchase price in the respective amounts set forth in Exhibit A attached hereto.”
2. Governing Law.

This Amendment shall be governed by and construed in accordance with the laws of the State of Texas, without regard to the conflicts of law provisions thereof.

3. Entire Agreement.  .

This Amendment constitutes the entire agreement between the parties hereto, and supersedes all prior agreements, understandings and arrangements, whether oral or written, with respect to the subject matter hereof.

4. Counterparts.  .

This Amendment may be executed in one or more counterparts, each of which shall be deemed an original and all of which, taken together, shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties have executed this Amendment to be effective as of the Effective Date.

Oncolin Therapeutics, Inc.                                                                                                Intertech Bio Corporation

By:                                                      By:
Name:                                                                Name:
Title:                                                      Title:

INVESTORS:

Waldemar Priebe                                                                                     Timothy Madden

Ryan Cravey                                                                                     Houston Pharmaceuticals, Inc.
By:
Name:                                                                                                 Title:

EXHIBIT A

Investor Name
Waldemar Priebe	$29,673
Timothy Madden	$8,152
Ryan Cravey	$7,414
Houston Pharmaceuticals, Inc.	$43,761