Form 10-Q/A
period 2008-06-30
Edgeline Holdings, Inc.
filed 2008-09-10
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q/A
June 30, 2008

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets (unaudited) June 30, 2008 and March 31, 2008	1

		Consolidated Statements of Operations (unaudited) Three Months Ended June 30, 2008 and 2007, andI nception (May 9, 2007) through June 30, 2008	2

		Consolidated Statements of Cash Flow (unaudited) Three Months Ended June 30, 2008 and 2007, and Inception (May 9, 2007) through June 30, 2008	3

		Notes to Unaudited Consolidated Financial Statements	4-5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6

	Item 4.	Controls and Procedures	7

Part II	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

	Item 6.	Exhibits	9

EXPLANATORY NOTE

    Oncolin Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this Amendment”) to the Company’s Form 10-Q for the quarter ended June 30, 2008, in order to file Exhibits 31.1, 31.1, 32.1, and 32.2, which were inadvertently omitted from the original filing.  This is the only portion of the Form 10-Q being amended herein. This Amendment No. 1 does not change any other information set forth in the Form 10-Q.

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

Note 4.              Accounts Payable – Related Parties

    Certain officers, directors and consultants, who are also stockholders of the Company, have paid for goods and services, or incurred expenses, for the benefit of the Company during the period from inception (May 9, 2007) through June 30, 2008.  As of June 30, 2008, the amounts due from the Company to these related parties were $124,197.

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
Date: September 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                      Title                                                    Date

/s/J. Leonard Ivins                                       Chief Executive Officer and                           September 10, 2008
J. Leonard Ivins                                            Chairman of the Board

/s/Steven M. Plumb                                       Principal Financial and                                 September 10, 2008
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
By:
Name:
Title:

 Intertech Bio Corporation
By:
Name:
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