Form 10-Q
period 2008-09-30
Edgeline Holdings, Inc.
filed 2009-02-13
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

5075 Westheimer, Suite 975, Houston, Texas 77056
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

As of February 13, 2009, there were outstanding 52,748,692 shares of common stock, $0.0001 par value per share.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-QSB
September 30, 2008

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets (unaudited)
		September 30, 2008 and March 31, 2008	3

		Consolidated Statements of Operations (unaudited)
		Three and Six Months Ended September 30, 2008 and 2007, and
		for the period from Inception (May 9, 2007) through
		September 30, 2008	4

		Consolidated Statements of Cash Flows (unaudited)
		Six Months Ended September 30, 2008 and 2007, and
		for the period from Inception (May 9, 2007) through
		September 30, 2008	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

	Item 4.	Controls and Procedures	9

Part II	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

	Item 6.	Exhibits	11

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	March 31, 2008

ASSETS

Cash and cash equivalents	$3,747	$1,174
Prepaid expenses	-	30,750
Deferred offering costs	10,413	12,915
Total current assets	14,160	44,839
Property and equipment, net	4,225	4,670
Intangible assets, net	-	11,111
Total assets	$18,385	$60,620

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$172,493	$109,188
Accounts payable – related parties	111,571	111,783
Accrued liabilities	26,778	124,730
Stock payable	90,000	-
Convertible notes payable, net of discount of $326,481	71,504	-
Notes payable – related parties	95,302	410,000
Total liabilities	567,648	755,701

Shareholders' deficit:
Common stock, $.001 par value, 500,000,000 shares authorized,
46,087,493 and 42,069,533 shares issued and outstanding, respectively	46,087	42,069
Additional paid-in capital	1,688,815	999,530
Deficit accumulated during the development stage	(2,284,165)	(1,736,680)
Total shareholders’ deficit	(549,263)	(695,081)
Total liabilities and shareholders' deficit	$18,385	$60,620

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND
FOR THE PERIOD FROM INCEPTION (MAY 9, 2007) TO SEPTEMBER 30, 2008
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		Inception (May 9, 2007) to
	2008	2007	2008	2007	September 30, 2008

Revenue	$-	$-	$-	$-	$-

Costs and expenses:
Compensation and related expenses	36,000	247,472	87,800	373,073	815,245
Office administration	300	4,004	3,228	4,204	16,587
Professional fees	111,694	23,241	276,822	35,685	551,457
Investor relations	965	95,370	9,325	95,919	281,829
Merger expenses	-	-	-	8,113	8,113
Impairment of license agreement	32,725	-	32,725	80,100	112,825
Acquisition costs of subsidiary	-	-	-	-	220,000
Depreciation and amortization	4,668	-	11,556	-	20,920
Other expenses	3,048	7,364	35,012	30,634	140,350
Total costs and expenses	189,400	377,451	456,648	627,728	2,167,326

Other expense (income):
Interest expense	61,452	6,350	91,018	11,014	116,839
Total other expense (income)	61,452	6,350	91,018	11,014	116,839

Net loss	$(250,852)	$(383,801)	$(547,486)	$(638,742)	$(2,284,165)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - Basic and diluted	42,549,654	40,766,550	42,969,887	30,908,312

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND
INCEPTION (MAY 9, 2007) THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Six Months Ended September 30,
	2008	2007	Cumulative from Inception (May 9, 2007) to September 30, 2008
Cash flows from operating activities:
Net loss	$(547,486)	$(638,742)	$(2,284,165)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	11,556	-	20,920
Amortization of deferred financing costs	2,502	-	4,587
Non-cash compensation expense relating to license agreement	-	119,900	119,900
Impairment of license agreement	32,725	80,100	112,825
Amortization of debt discount	71,504	-	71,504
Share-based compensation	58,750	313,905	653,161
Non-cash acquisition costs of subsidiary	-	-	220,000
Changes in operating assets and liabilities:
Other current assets	-	(67,650)	(15,000)
Accounts payable	73,537	12,626	204,543
Accounts payable – related parties	45,499	37,286	135,464
Accrued liabilities	96,747	32,214	221,476
Net cash used in operating activities	(154,666)	(110,361)	(534,785)
Cash flows from investing activities:
Investment in option agreement	-	-	(20,000)
Purchase of property and equipment	-	(2,443)	(5,145)
Net cash used in investing activities	-	(2,443)	(25,145)
Cash flows from financing activities:
Proceeds from notes payable – related parties	-	45,000	223,000
Repayment of notes payable – related parties	-	(13,000)	(13,000)
Proceeds from sale of common stock	90,000	1,165	91,165
Proceeds from exercise of stock options	67,239	91,254	262,512
Net cash provided by financing activities	157,239	124,419	563,677
Net change in cash	2,573	11,615	3,747
Cash and cash equivalents, beginning of period	1,174	-	-
Cash and cash equivalents, end of period	$3,747	$11,615	$3,747

Supplemental disclosures:
Interest paid	$-	$-	$3,834
Income taxes paid	-	-	-

Non-cash financing activities:
Discount on convertible notes	$397,985	$-	$397,985
Stock issued in settlement of accounts payable
and accrued liabilities	200,079	-	200,079
Cancellation of stock certificate	-	-	300
Short-term debt issued for related party accounts payable	63,302	-	63,302
Issuance of note payable for license agreement	-	200,000	200,000
Stock issued for prepaid investor relation services	-	-	73,800
See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 1.                      Organization and Nature of Business

The accompanying unaudited financial statements of Oncolin Therapeutics, Inc. (the "Company" or "Oncolin") (formerly, Edgeline Holdings, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended March 31, 2008.

Edgeline Holdings, Inc. (formerly, Dragon Gold Resources, Inc., (“Dragon Gold”) was incorporated in the State of Nevada on December 13, 2000.

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

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively.  The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations”; however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS 141(R) upon its adoption on January 1, 2009 and is currently evaluating whether SFAS 141(R) will have an impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, a company may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for any existing eligible items.

Note 2.              Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of September 30, 2008, the Company has accumulated losses of $2,234,065 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Note 3.              Option Agreement

On November 30, 2007, the Company entered into an Option Agreement with The University of Texas M.D. Anderson Cancer Center (“UTMDACC”) to evaluate certain patent rights in relation to products arising and to negotiate a license with UTMDACC for the use of such patent rights on five (5) specific intellectual property rights.  As consideration for the option, the Company paid UTMDACC $20,000 for the period November 30, 2007 through August 30, 2008, and had the right to extend the option term to November 30, 2008, by paying UTMDACC an additional $40,000 on or before August 30, 2008.  Amortization expense relating to this Option Agreement for the six months ended September 30, 2008 was $11,111.  Oncolin has received a verbal commitment that the Option Agreement will be extended through June 30, 2009 for a revised extension fee of $5,000.  As of September 30, 2008, no payment was made for the extension fee and the extension agreement has not been executed.

Note 4.              Accounts Payable – Related Parties

Certain officers, directors and consultants, who are also stockholders of the Company, have paid for goods and services, or incurred expenses, for the benefit of the Company during the period from inception (May 9, 2007) through September 30, 2008.  As of September 30, 2008, the amount due from the Company to these related parties was $111,571.

Note 5.              Notes Payable – Related Parties

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

On June 13, 2007, Oncolin entered into a note agreement with Tommy Allen, a shareholder of the Company in the principal amount of $20,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007.  During the quarter ended September 30, 2007, the Company had repaid $13,000 of the principal amount of the note to Mr. Allen.  Mr. Allen verbally agreed to extend the due date of the note and accrued interest to March 31, 2009.  As of September 30, 2008, the balance outstanding on this note was $7,000.

On July 24, 2007, Oncolin entered into a note agreement with SCJ Resources Corporation, an entity owned 100% by the Company’s CFO, in the principal amount of $25,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007.  In addition, the Company agreed to pay SCJ Resources Corporation a 10% transaction fee that will accrue interest from the date of the note.  This note is currently in default.  The Company is withholding payment pending the outcome of a litigation between SCJ Resources Corporation and an affiliate owned by the major shareholder of the Company.

On September 30, 2008, Oncolin entered into a note agreement with J. Leonard Ivins, an officer of the Company, in the principal amount of $63,302 at annual interest rate of 9%.  The note was executed in exchange for the cancellation of Mr. Ivins’ employment agreement and all outstanding amounts due to him as of September 30, 2008.  The note and accrued interest are due on January 30, 2009.

Note 6.              Convertible Notes

On May 21, 2008, the Company amended its notes agreement with Kevan Casey into a convertible note whereby any part of the unpaid principal amount and accrued interest of the notes could be converted into shares of the Company’s common stock at the lesser of (i) $0.05 per share or (ii) 50% of the closing market price of the Company’s common stock prior to the Conversion Notice (as defined below), but in no case below $0.001, at the option of the Holder in whole or in part at any time following the Issuance Date up to and including the day that all of the Principal Amount and interest accrued but unpaid thereon, if any, are paid in full.  The conversions into common stock carry a “net cashless” conversion feature cost resulting in discount of $148,602 on the convertible note.  As of September 30, 2008, the balance of the convertible note totaled $26,689, net of discount.  On October 28, 2008, Mr. Casey exercised the conversion option in the note agreement.  See Note 8.

On May 21, 2008, the Company also amended its note agreement with Secure Voice into a convertible note whereby any part of the unpaid principal amount and accrued interest of the notes shall be convertible into shares of the Company’s common stock at the lesser of (i) $0.05 per share or (ii) 50% of the closing market price of the Company’s common stock prior to the Conversion Notice (as defined below), but in no case below $0.001, at the option of the Holder in whole or in part at any time following the Issuance Date up to and including the day that all of the Principal Amount and interest accrued but unpaid thereon, if any, are paid in full.  The conversions into common stock carry a “net cashless” conversion feature cost resulting in discount of $249,383 on the convertible note.  As of September 30, 2008, the balance of the convertible note totaled $44,815, net of discount.  On October 28, 2008, Secure Voice exercised the conversion option in the note agreement.  See Note 8.

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

In May 2008, the Company granted stock options for 211,460 shares of its common stock to an individual for consulting services which the Company valued at approximately $25,000.  These stock options were exercised for total proceeds of $49,490 during the month.

In June 2008, the company sold 800,000 shares of common stock to individuals for cash proceeds totaling $90,000. As of September 30, 2008, these shares have not been issued and are classified as stock payable in the financial statements.

On July 16, 2008, the Company issued 150,000 shares of its common stock to a professional firm for legal services. The firm subsequently sold these shares for $4,427 which was applied against outstanding payables owed to the legal firm.

On August 25, 2008, the Company issued 2,437,500 shares to J. Leonard Ivins as part of the settlement of amounts due him. The Company valued these shares at $155,353.

On August 25, 2008, the Company issued 18,000 shares to Bill Ivins as settlement for amounts due him.  The Company valued these shares at $1,800.

On September 30, 2008, the Company issued 1,000,000 shares of its common stock to a professional firm for legal services which the Company valued at $10,000.

During April 2008, the Company issued an additional 6,069,909 shares of common stock to the officers of Intertech Bio (the “Intertech Shares”) as additional consideration in connection with the 2007 acquisition of Intertech Bio.  During September 2008, the Intertech Shares were cancelled by the Company and Intertech Bio has agreed to return the stock certificates representing the Intertech Shares.  As of September 30, 2008 the Intertech Shares remain outstanding.  No amounts have been recorded in the accompanying consolidated financial statements in connection with these transactions.

Note 8.              Subsequent Events

On October 28, 2008, the principal and accrued interest due under the terms of the amended convertible notes as disclosed in Note 6 totaling $397,985 were converted at the option of the holders into an aggregate of 414,567,770 shares of Oncolin’s common stock.

Note 9.              Restatement

On July 7, 2008, the Audit Committee of the Board of Directors of the Company met with the Company’s management and concluded that the three interim quarters in fiscal year 2008 should be restated with respect to the Company’s accounting for the following transactions:

•	reverse merger with Secure Voice Communications, Inc. (Secure Voice) on May 31, 007;
•	stock-based compensation
•	merger expenses.
•	other compensation related expenses

The effects to the net loss from the restatement are as follows:

•	The Company improperly recorded expenses in the amount of $336,000 related to the reverse merger resulting in an overstatement of the net loss.
•
Stock-based compensation relating to the fair value of stock options granted in exchange for services provided to the Company were not properly recognized resulting in an overstatement of additional paid-in capital and a related understatement of  net loss by $231,025 and

•	The Company did not properly recognize other compensation related expense resulting in understating the net loss by $104,072.

The following tables present the effects of the restatement on current liabilities, stockholders’ equity and net loss:

	As Previously Reported	Net Adjustment	As Restated
Income Statement:
Three Months ended September 30, 2007:
Compensation and related expenses	$27,213	$220,259	$247,472
Professional fees	21,801	1,440	23,241
Interest expense	6,335	15	6,350
Net loss	(162,087)	(221,714)	(383,801)

Six Months ended September 30, 2007:
Compensation and related expenses	$158,198	$214,875	$373,073
Professional fees	29,245	6,440	35,685
Merger expenses	334,113	(336,000)	8,113
Net loss	(753,427)	114,685	(638,742)

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of September 30, 2008 and 2007, and its results of operations for the six months ended September 30, 2008 and 2007, and for period inception (May 9, 2007) through September 30, 2008, should be read in conjunction with the audited consolidated financial statements and notes included in Edgeline Holdings’ Form 10-KSB for the year ended March 31, 2007, filed with the Securities and Exchange Commission.

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

Results of Operations – Inception (May 9, 2007) to September 30, 2008

The Company has had no revenue for period from inception (May 9, 2007) through September 30, 2008.

The Company’s expenses were $2,284,165, which were primarily comprised of compensation and related expenses of $815,245, professional fees of $551,457, investor relations expenses of $281,829, interest expense of $116,839 and other miscellaneous expenses of $85,970.

In addition to the foregoing expenses, the Company performed an impairment test on the carrying value of the license agreement it acquired from Secure Voice Communications, Inc. (Florida) and determined an impairment charge for the full carrying value of $80,100 was warranted.  In connection with the license agreement acquisition, Secure Voice Communications, Inc. (Texas) issued a promissory note to Secure Voice Communications, Inc. (Florida) in the principal amount of $200,000.  This amount exceeded the estimated fair value of the license agreement of $80,100 and the excess amount of $119,900 was charged to compensation expense.  As of September 30, 2008, the Company also impaired the carrying value of the license agreement with MD Anderson totaling $32,725.  Also included in compensation expense is the fair value of nonqualified stock options issued to consultants whom the Company valued at $125,066 and 400,000 shares of common stock issued to consultants, which the Company valued at $175,000.

In November 2007, the Company issued 500,000 shares of its restricted common stock to the shareholders of Intertech Bio Corporation for 100% of the capital stock of Intertech Bio, with Intertech Bio becoming a wholly-owned subsidiary of the Company.  Based upon the fair market value on the date of acquisition, the Company valued the common stock issued at $220,000 and charged the entire amount to acquisition costs during the quarter ended September 30, 2008.

As a result of the foregoing, the Company’s net loss for the period inception (May 9, 2007) through September 30, 2008 was $2,284,165.

Comparison of Six Months Ended September 30, 2008 and 2007.

The Company has had no revenue for the six months ended September 30, 2008 and 2007.

The Company’s expenses decreased from $638,742 for six months ended September 30, 2007 to $547,486 for six months ended September 30, 2008.  The decrease of $91,256 was primarily attributed to the decrease in compensation and other related expenses of $285,273, investor relations expenses of $86,594 and impairment of license agreement of $47,375 partially offset by the increase of professional fees by approximately $241,000, interest expense by approximately $80,000, depreciation and amortization by approximately $12,000, and other expenses by approximately $5,000.

As a result of the foregoing, the Company’s net losses for the six months ended September 30, 2008 and 2007 were $547,486 and $638,742, respectively.

Comparison of Three Months Ended September 30, 2008 and 2007.

The Company has had no revenue for the three months ended September 30, 2008 and 2007.

The Company’s expenses decreased from $383,801 for three months ended September 30, 2007 to $250,852 for three months ended September 30, 2008.  The decrease of $132,949 was primarily attributed to the decrease in compensation and related expenses of $211,472 and investor relations expenses of $94,405 partially offset by the increase in professional fees of $88,453, impairment of license agreement of $32,725, depreciation and amortization of $4,668, and interest expense of $55,102.

As a result of the foregoing, the Company’s net losses for the three months ended September 30, 2008 and 2007 were $547,486 and $638,742, respectively.

Liquidity and Capital Resources

As of September 30, 2008, the Company had cash in non-restrictive accounts of $3,747 and negative working capital of $553,488.

Net cash used in operating activities for the six months ended September 30, 2008 was $154,666 compared to $110,361 for same period in 2007.  The Company’s net loss was partially offset by non-cash charges totaling $177,037 for the six months ended September 30, 2008 compared to $513,905 for same period in 2007.

For the six months ended September 30, 2008, cash provided by financing activities totaled $157,239 compared to $124,419 for same period in 2007.  The Company received proceeds of $90,000 from sales of its common stock and $67,239 from the exercise of stock options during the six months ended September 30, 2008.

The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of September 30, 2008, the Company had minimal assets in cash and cash equivalents and negative working capital.  The Company’s September 30, 2008 cash balance will only provide enough cash to fund operations through January 2009.  The Company borrowed an additional $70,000 during February 2008 from a shareholder.  The Company can provide no assurance it will be successful in seeking this or any additional financing, and the failure to obtain any such financing may cause it to curtail its operations.

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

In June 2008, the Company sold 800,000 shares of its common stock at $0.1125 per share for total proceeds of $90,000.

ITEM 6.                               EXHIBITS

Exhibit No.	Description
10.1
Agreement and Plan of Reorganization between Dragon Gold Resources, Inc. and Secure Voice Communications, Inc. dated May 31, 2007, filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007.

10.2	Edgeline Holdings, Inc. 2007 Stock Option Plan filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on July 25, 2007. *
10.3	Employment agreement dated May 10, 2007, with J. Leonard Ivins filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007. *
10.4	Investment Agreement dated December 20, 2007, between Registrant and Dutchess Private Equities Fund, Ltd. Filed as an exhibit to the Company’s Form 8-K dated December 26, 2007.
10.5	Registration Rights Agreement dated December 20, 2007, between Registrant and Dutchess Private Equities Fund, Ltd. Filed as an exhibit to the Company’s Form 8-K dated December 26, 2007.
10.6	Amended and Restated Articles of Incorporation filed as an exhibit to the Company’s Definitive Information Statement dated February 15, 2008.
10.7	Amendment to Stock Purchase Agreement with Intertech Bio, Inc.
21.1	Subsidiaries of the Registrant provided herewith.
31.1	Certification of J. Leonard Ivins. Provided herewith.
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins. Provided Herewith.
32.2	Certification for Sarbanes-Oxley Act of Kevan Casey. Provided Herewith.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ONCOLIN THERAPEUTICS, INC.

By: /s/J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer
Date: February 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Title                                                                   Date

/s/J. Leonard Ivins                                  Chief Executive Officer, Principal Financial                        February 13, 2009
J. Leonard Ivins                                       and Accounting Officer and Chairman of the Board

/s/Kevan Casey                                       Director                                                            February 13, 2009
Kevan Casey