Form 10-K
period 2009-03-31
Oncolin Therapeutics, Inc.
filed 2010-05-05
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

OR
☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-50541

Oncolin Therapeutics, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0507007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

710 N. Post Oak Road, Suite 410, Houston, TX 77024
 (Address of principal executive offices)
 (832) 426-7907
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:  $.001 Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Issuer’s revenues for the fiscal year ended March 31, 2009, were $0.00.

The Company’s common stock is not listed on any exchange and does not trade.

The Registrant’s common stock outstanding as of May 5, 2010, was 462,055,263 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

ONCOLIN THERAPEUTICS, INC.

(pka EDGELINE HOLDINGS, INC.)
INDEX TO FORM 10-K
March 31, 2009

SPECIAL NOTE REGARDING  FORWARD-LOOKING  STATEMENTS

Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act").  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Oncolin Therapeutics, Inc. ("the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-K, unless another date is stated, are to March 31, 2009.

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

    As of March 31, 2009, Oncolin had two wholly-owned subsidiaries as follows:
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

PRODUCT DEVELOPMENT

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
    The Company is in the development stage and its operations are subject to the considerable risks inherent in the establishment of a new business enterprise.  As of March 31, 2009, the Company had experienced cumulative losses equal to $2,965,385.  The Company’s likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business which seeks to obtain funds to finance its operations in a highly competitive environment.  There can be no assurance that the Company will successfully implement any of its plans in a timely or effective manner or that the Company will ever be profitable. In addition, there can be no assurances that we will choose to continue any of our current product candidates because we intend to consider and, as appropriate, divest ourselves of products or businesses that may no longer be a strategic fit to our business strategy.

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
    The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of March 31, 2009, the Company had minimal assets in cash and cash equivalents and negative working capital.  Unless the Company receives funds from the Dutchess transaction or any other best efforts debt or equity financing, it will need to raise additional capital to fund operations in 2009.  The Company does not have credit facilities available with financial institutions or other third parties, other than the Dutchess transaction, which it cannot guarantee it will receive funds through.  The Company can provide no assurance it will be successful in seeking this or any additional financing, and the failure to obtain any such financing may cause it to curtail operations.

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
    We have no revenues and are not currently profitable.  We will likely need to raise additional capital as early as six months or sooner after the closing of additional financing.   Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $2,965,385 as of March 31, 2009.

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
    The Company’s common stock is currently trading at a price below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers.  These rules generally apply to any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock

For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.
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
    In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the Food and Drug Administration Modernization Act, or FDMA, in order to promote public awareness of and access to these clinical trials. Under FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location and contact information of the trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those trials that have been registered with a no-cost, publicly accessible database, such as  www.clinicaltrials.gov . The Pharmaceuticals and Research Manufacturers of America has also issued voluntary principles for its members to make results from certain clinical studies publicly available and has established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. The state of Maine has enacted legislation, with penalty provisions, requiring the disclosure of results from clinical trials involving drugs marketed in the state, and similar legislation has been introduced in other states. Federal legislation was introduced in the fall of 2004 to expand  www.clinicaltrials.gov  and to require the inclusion of study results in this registry. In some states, such as New York, prosecutors have alleged that a lack of disclosure of clinical trial information constitutes fraud, and these allegations have resulted in settlements with pharmaceutical companies that include agreements to post clinical trial results. Our failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines, and other penalties, all of which could materially harm our business.

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
    Our competitors are established companies with greater financial and other resources than we have. Other companies may succeed in developing products earlier than we do, obtaining FDA approval for products more rapidly than we do or developing products that are more effective than our product candidates

ITEM 2.	PROPERTIES

The Company’s current headquarters are located at 710 N. Post Oak Road, Suite 410, Houston, Texas 77024.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings, pending or threatened, which it is a party to.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

              The Company’s Common Stock is listed on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “OCOL.OB”.  The following table sets forth the range of high and low bid prices for the last three fiscal years.

Year 2009	High	Low
Quarter ended March 31, 2009	$0.025	$0.023
Quarter ended December 31, 2008	$0.0085	$0.007
Quarter ended September 30, 2008	$0.04	$0.03
Quarter ended June 30, 2008	$0.23	$0.17
Year 2008	High	Low
Quarter ended March 31, 2008	$0.40	$0.39
Quarter ended December 31, 2007	$0.73	$0.30
Quarter ended September 30, 2007	$2.40	$0.40
Quarter ended June 30, 2007	$3.20	$1.60

ITEM 6.	SELECTED FINANCIAL DATA

              This item does not apply to small reporting companies.

ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
     As a development stage company, substantially all of our efforts will be devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

Results of Operations - March 31, 2008 to March 31, 2009

The Company has had no revenue for the period from March 31, 2008 through March 31, 2009.

    The Company’s expenses totaled $1,527,470 from March 31, 2008 through March 31, 2009, which were primarily comprised of professional fees of $575,303, compensation and related expenses of $281,879, and other general and administrative expenses of $186,687.

   The Company’s net operating loss for the period from March 31, 2008 through March 31, 2009 was $1,048,705 or $0.01 per share (basic and diluted).

Liquidity and Capital Resources

As of March 31, 2009, the Company had cash in non-restrictive accounts of $300 and negative working capital of $451,390.

    Net cash used in operating activities was $165,649.   The Company experienced an increase in accounts payable of $180,227 and a decrease in accrued liabilities of $60,060.

    For the period, cash provided by financing activities totaled $164,775.

    To execute its business strategy, the Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of March 31, 2009, the Company had minimal assets in cash and cash equivalents and negative working capital.

Table of Contents

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets as of March 31, 2009 and 2008	F-3
Consolidated Statements of Operations  for the year ended March 31, 2009 and the period from May 9, 2007 (inception) to March 31, 2008 and for the period from May 9, 2007 (inception ) through March 31, 2009
F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the period from May 9, 2007 (inception) through March 31, 2009	F-5
Consolidated Statements of Cash Flows for the year ended March 31, 2008 and 2009 the period from May 9, 2007 (inception) to March 31, 2008 and for the period from May 9, 2007 (inception ) through March 31, 2009
F-6
Notes to Consolidated Financial Statements	F-7

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oncolin Therapeutics, Inc. and Subsidiaries
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of Oncolin Therapeutics, Inc. and subsidiaries as of March 31, 2009 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from May 9, 2007, (inception) through March 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements for the period from inception through March 31, 2008 include a net loss of $1,736,680.  Our opinion on the consolidated statements of operations, shareholders’ deficit and cash flows for the period from inception through March 31, 2009, insofar as it relates to amounts for periods through March 31, 2008, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oncolin Therapeutics, Inc. and subsidiaries as of March 31, 2009, and the results of its operations and its cash flows for the year then ended and for the period from May 9, 2007, (inception) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has never generated any revenue and has suffered recurring losses from operations and at March 31, 2009 is in a negative working capital position.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP
www.malonebailey.com
Houston, Texas

May 5, 2010

Page 16 (F-1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oncolin Therapeutics, Inc. and Subsidiaries
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of Oncolin Therapeutics, Inc. and subsidiaries as of March 31, 2008 and the related consolidated statements of operations, shareholders' deficit and cash flows for the period from inception (May 9, 2007) through March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 14, 2008

Page 17 (F-2)

ITEM 1.	FINANCIAL STATEMENTS

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	March 31, 2008

ASSETS

Cash and cash equivalents	$300	$1,174
Prepaid expenses	-	30,750
Deferred financing costs, net	-	12,915
Total current assets	300	44,839
Property and equipment, net	4,002	4,670
Option agreement, net	-	11,111
Total assets	$4,302	60,620

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$226,113	$109,188
Accounts payable – related parties	102,173	111,783
Accrued liabilities	28,102	124,730
Notes payable – related parties	95,302	410,000
Total liabilities	451,690	755,701

Shareholders' deficit:
Common stock, $.001 par value, 500,000,000 shares authorized; 462,055,263 and
42,069,533shares issued and outstanding at March 31, 2009 and 2008 respectively	462,055	42,069
Additional paid-in capital	1,875,942	999,530
Deficit accumulated during the development stage	(2,785,385)	(1,736,680)
Total shareholders’ deficit	(447,388)	(695,081)
Total liabilities and shareholders' deficit	$4,302	$60,620

See accompanying notes to consolidated financial statements

Page 18 (F-3)

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(formerly EDGELINE HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2009, THE PERIOD FROM MAY 9, 2007 (INCEPTION) THROUGH MARCH 31, 2008 AND FOR THE PERIOD FROM MAY 9, 2007 (INCEPTION) TO MARCH 31, 2009

	March 31, 2009	Inception (May 9, 2007) to March 31, 2008	Inception (May 9, 2007) to March 31, 2009

Revenue	$—	$—	$—

Operating expenses:
Compensation and related expenses	281,879	727,445	1,009,324
Office administration	7,646	13,359	21,005
Professional fees	575,303	274,635	849,938
Investor relations	19,940	272,504	292,444
Merger expenses	-	8,113	8,113
Impairment of license agreement	-	80,100	80,100
Acquisition costs of subsidiary	-	220,000	220,000
Depreciation and amortization	20,668	9,364	30,032
Other expenses	186,687	105,339	292,026
Total operating expenses	1,092,123	1,710,859	2,802,982

Interest expense	435,347	25,821	461,168
Gain on deconsolidation of subsidiary	(478,765)	-	(478,765)
Other expenses	(43,418)		(17,597)

Net loss	$(1,048,705)	$(1,736,680)	$(2,785,385)

Net loss per share:
Basic and diluted	(0.00)	(0.05)

Weighted average number of common shares
outstanding:
Basic and diluted	220,556,891	36,662,218

See accompanying notes to consolidated financial statements

Page 19 (F-4)

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(formerly EDGELINE HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MAY 9, 2007 (INCEPTION) TO MARCH 31, 2009

				Deficit
				Accumulated
			Additional	During the
		Common	Paid-in	Development
	Shares	Stock	Capital	Stage	Total
May 9, 2007 (inception)	-	$-	$-	$-	$-
Issuance of common stock for cash	3,204,842	$3,205	(2,040)	-	1,165
Issuance of common stock for services	2,420,824	2,421	(1,541)	-	880
Common shares issued for reverse merger	624,334	624	(624)	-	0
Issuance of additional common stock in reverse merger	34,472,334	34,472	(34,472)	-	0
Post-merger capitalization	40,722,334	40,722	(38,677)	-	2,045
Cancellation of common stock issued	(300,000)	(300)	300	-	0
Issuance of common stock to acquire Intertech Bio	500,000	500	219,500	-	220,000
Issuance of common stock for services	600,000	600	295,400	-	296,000
Issuance of common stock for exercise of stock options	547,199	547	194,726	-	195,273
Issuance of stock options for services	-	-	328,281	-	328,281
Net loss	-	-		(1,736,680)	(1,736,680)
Balance at March 31, 2008	42,069,533	$42,069	$999,530	$(1,736,680)	$(695,081)
Issuance of common stock for services	4,355,500	4,356	271,031	-	275,387
Issuance of common stock for exercise of
stock options	262,460	262	74,513	-	74,775
Issuance of stock options for services	-	-	43,683	-	43,683
Discount on convertible debt due to
beneficial conversion feature	-	-	397,985	-	397,985
Issuance of common stock for the
conversion of debt	414,567,770	414,568	-	-	414,568
Issuance of common stock for cash	800,000	800	89,200	-	90,000
Net loss	-	-	-	(1,048,705)	(1,048,705)
Balance at March 31, 2009	462,055,263	$462,055	$1,875,942	$(2,785,385)	$(447,388)

See accompanying notes to consolidated financial statements

Page 20 (F-5)

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(formerly EDGELINE HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2009, THE PERIOD FROM MAY 9, 2007 (INCEPTION) THROUGH MARCH 31, 2008 AND FOR THE PERIOD FROM MAY 9, 2007 (INCEPTION) TO MARCH 31, 2009

	March 31, 2009	Inception (May 9, 2007) to March 31, 2008	Inception (May 9, 2007) to March 31, 2009

Cash flows from operating activities:
Net loss	$(1,048,705)	$(1,736,680)	$(2,785,385)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	11,779	9,364	21,143
Amortization of deferred financing costs	12,915	2,085	15,000
Non-cash compensation expense relating to license agreement	-	119,900	119,900
Amortization of debt discount	397,985	-	397,985
Share-based compensation	319,070	594,411	913,481
Impairment of license agreement	-	80,100	80,100
Non-cash acquisition costs of subsidiary	-	220,000	220,000
Changes in assets and liabilities:
Other current assets	30,750	(15,000)	15,750
Accounts payable	180,227	109,188	289,415
Accounts payable related parties	(9,610)	111,783	102,173
Accrued liabilities	(60,060)	124,730	64,670
Net cash used in operating activities	(165,649)	(380,118)	(545,768)

Cash flows from investing activities:
Investment in option agreement	-	(20,000)	(20,000)
Purchase of property and equipment	-	(5,145)	(5,145)
Net cash used in investing activities	-	(25,145)	(25,145)

Cash flows from financing activities:
Proceeds from notes payable related parties	-	223,000	223,000
Repayment of notes payable related parties	-	(13,000)	(13,000)
Proceeds from issuance of common stock	90,000	1,165	91,165
Proceeds from exercise of stock options	74,775	195,273	270,048
Net cash provided by financing activities	164,775	406,438	571,213

Net change in cash	$(874)	$1,174	$300
Cash and cash equivalents, beginning of period	1,174	-	-
Cash and cash equivalents, end of period	$300	$1,174	$300

Supplemental disclosures:
Interest paid	$1,799	$3,834	$5,633
Taxes paid	-	-	-

Non-cash investing and financing activities:
Cancellation of stock certificate	$-	$300	$300
Issuance of note payable for license agreement	-	200,000	200,000
Stock issued for prepaid investor relation services	-	73,800	73,800
Debt Discount on Convertible Notes	397,985	-	397,985
Conversion of Notes Payable & Accrued Interest	414,568	-	414,568

See accompanying notes to consolidated financial statements

Page 21 (F-6)

ONCOLIN THERAPEUTICS, INC.AND SUBSIDIARIES
(formerly EDGELINE HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Significant Accounting Policies

Organization and Nature of Business

Oncolin Therapeutics, Inc. (formerly, Edgeline Holdings, Inc. (Edgeline), formerly, Dragon Gold Resources, Inc., (Dragon Gold)) was incorporated in Nevada on December 13, 2000.

Effective May 9, 2007, Dragon Gold Resources, Inc. completed a reverse merger with Secure Voice Communications, Inc., a Texas corporation (“Secure Voice”).  As a result of the transaction, Secure Voice became a wholly-owned subsidiary of Dragon Gold when Dragon Gold agreed to issue an aggregate of 3,207,840,000 shares of its common stock (pre-reverse split) to the former shareholders of Secure Voice (in exchange for all the outstanding capital stock of Secure Voice), resulting in the former shareholders of Secure Voice owning approximately 98.5% of the issued and outstanding Dragon Gold common stock.  As the articles of incorporation only authorized the issuance of 500,000,000 shares of common stock, Dragon Gold issued 450,053,276 shares of common stock (pre-reverse split) and was obligated to issue an additional 2,757,786,724 shares of common stock (pre-reverse split).  At the annual shareholders’ meeting which was held on June 19, 2007, the shareholders approved an 80-for-1 reverse split that did not reduce the number of authorized shares of common stock.  Upon the approval of the 80-for-1 reverse split, Dragon Gold issued the balance of these shares which equated to 34,472,334 shares on a post-split basis.

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

As of March 31, 2009, Oncolin had two wholly-owned subsidiaries as follows:

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

Intertech Bio Corporation (“Intertech Bio”) – Intertech Bio was incorporated in the State of Texas on August 8, 2007.  Its primary purpose was to focus on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems. On February 23, 2009, the Company distributed 75% of their ownership in Intertech Bio in exchange for the assumption of certain liabilities and future obligations associated with the ongoing operations of Intertech Bio.  Oncolin will retain an approximate 25% interest in Intertech Bio and will not be responsible for future costs associated with Intertech Bio.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of March 31, 2009, the Company has accumulated losses of $2,965,385 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Oncolin Therapeutics, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Secure Voice and New Enersource Inc. All significant inter-company accounts and transactions have been eliminated.

Page 22 (F-7)

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Development stage

The Company complies with FASB ASC 915-15 for its characterization of the Company as development stage.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight line method over their estimated useful lives.  As of March 31, 2009, the property and equipment included personal computers

Loss per Share

In accordance with FASB  ASC 260, “Earnings per Share”, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

Income Taxes

Income taxes are recorded in accordance with FASB ASC 740, “Accounting for Income Taxes”. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The Company has not filed tax returns for 2007-2009. As of March 31, 2009, there is approximately $3,000,000 in accumulated losses for tax purposes. When the tax returns are completed, these losses will give rise to deferred tax assets, a significant portion of which are likely to be net operating loss carry forwards. Due to the May 30, 2007 reverse merger, these net operating loss deferred tax assets will be subject to limitations. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Because of these potential limitations and the Company’s history of losses, the Company has not recognized any deferred tax asset and has placed a full valuation allowance on such assets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values. Share-based payments awarded to consultants are accounted for in accordance with FASB ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services.”

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The Company generally attributes the value of stock-based compensation to expense using the straight-line method.

The Company estimates fair value of share-based awards using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”). This model requires the Company to estimate expected volatility and expected life, which are highly complex and subjective variables. The Company estimates expected term using the safe-harbor provisions of FASB ASC 718, “Share-Based Payment.” The Company estimated its expected volatility by taking the average volatility determined for a peer group of similar publicly-traded companies.

Fair Value of Financial Instruments

The fair value of note payable, cash, accounts payable, and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The Company does not have material financial instruments with off-balance sheet risk.

Page 23 (F-8)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 2.	Property and Equipment

Property and equipment consist of the following at March 31, 2009 and 2008, respectively:

	2009	2008
Computers	$5,145	$5,145

Less: accumulated depreciation	1,143	475
	$4,002	$4,670

Note 3.	Prepaid Expenses

Prepaid expenses at March 31, 2008 consisted primarily of prepaid investor relations expense which was amortized over the terms of the agreement with an investor relations firm.  There were no prepaid expenses at March, 31, 2009.

Note 4.	Deferred Financing Costs

At March 31, 2008, deferred financing costs incurred were capitalized and subsequently amortized using the interest method of accretion over the estimated life of the debt.  $12,915 of deferred financing costs were fully amortized at March 31, 2009.

Note 5.	Option Agreement

On November 30, 2007, the Company entered into an Option Agreement with The University of Texas M.D. Anderson Cancer Center (“UTMDACC”) to evaluate certain patent rights in relation to products arising and to negotiate a license with UTMDACC for the use of such patent rights on five (5) specific intellectual property rights.  As consideration for the option, the Company paid UTMDACC $20,000 for the period November 30, 2007 through August 30, 2008, and had the right to extend the option term to November 30, 2008, by paying UTMDACC an additional $40,000 on or before August 30, 2008.  Amortization expense relating to this Option Agreement for the year ended March 31, 2009 and 2008 was $11,111 and $8,889, respectively.  As of March 31, 2009, no payment was made for the extension fee and the extension agreement has not been executed.  The option was transferred to Intertech Bio, which was spun out from the Company in February 2009.

Note 6.	Accounts Payable – Related Parties

Certain officers, directors and consultants, who are also stockholders of the Company, have paid for goods and services, or incurred expenses, for the benefit of the Company.  As of March 31, 2009 and 2008, the amounts due from the Company to these related parties were $102,173 and $111,783, respectively.

Page 24 (F-9)

Note 7.	Notes Payable – Related Parties

Notes payable related parties as of March 31, 2009 and March 31, 2008 consist of the following:

Description	March 31, 2009	March 31, 2008

On May 10, 2007, Secure Voice Communications, Inc. (Texas) entered into a note agreement with Secure Voice Communications, Inc. (Florida) to acquire the license rights to a voice over IP (“VoIP”) technology.  The principal amount of the note is $200,000 with an annual interest rate of 9% and principal and accrued interest due May 10, 2008.  The principal amount of the note exceeded the fair value of the license rights of $80,100 and the excess was charged to compensation expense.  Secure Voice Communications, Inc. (Florida) is owned 100% by KM Casey No. 1 LTD which is an affiliate of Kevan Casey, who is also affiliated with Silver Star Holdings, the majority shareholder of Oncolin.  At June 30, 2007, the Company performed an impairment test on the carrying value of the license agreement it had acquired from Secure Voice Communications, Inc. (Florida) and determined an impairment charge for the full carrying value of $80,100 was warranted. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 8.
	$-	$200,000

On June 13, 2007, Oncolin entered into a note agreement with Tommy Allen, a shareholder of the Company in the principal amount of $20,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007. During the quarter ended September 30, 2007, the Company had repaid $13,000 of the principal amount of the note to Mr. Allen. Mr. Allen verbally agreed to extend the due date of the note and accrued interest to March 31, 2009. No principal or interest payments have been made through the date of this filing.	7,000	7,000

On July 24, 2007, Oncolin entered into a note agreement with SCJ Resources Corporation, an entity owned 100% by the Company’s former CFO, in the principal amount of $25,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007.  In addition, the Company agreed to pay SCJ Resources Corporation a 10% transaction fee that will accrue interest from the date of the note.  This note is currently in default.  The Company is withholding payment pending the outcome of a litigation between SCJ Resources Corporation and an affiliate owned by the major shareholder of the Company. No principal or interest payments have been made through the date of this filing.
	25,000	25,000

On November 30, 2007, the Company entered into a note agreement with Kevan Casey in the principal amount of $15,000 and annual interest rate of 10%. The principal and accrued interest are due on May 31, 2008. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 8.	-	15,000

On November 30, 2007, the Company entered into a note agreement with KM Casey No. 1 LTD in the principal amount of $32,000and an annual interest rate of 10%. The principal and accrued interest are due on May 31, 2008. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 8.	-	32,000

On February 12, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $70,000 and an annual interest rate of 10%. The principal and accrued interest are due upon demand. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 8.	-	70,000

On February 27, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $28,000 and an annual interest rate of 10%. The principal and accrued and unpaid interests are due upon demand. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 8.	-	28,000

On March 3, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $8,000 and an annual interest rate of 10%. The principal and accrued and unpaid interests are due upon demand. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 8.	-	8,000

On March 14, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $25,000 and an annual interest rate of 10%. The principal and accrued and unpaid interests are due upon demand. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 8.	-	25,000

On September 30, 2008, Oncolin entered into a note agreement with J. Leonard Ivins, an officer of the Company, in the principal amount of $63,302 at annual interest rate of 10%. The note was executed in exchange for the cancellation of Mr. Ivins’ employment agreement and all outstanding amounts due to him as of September 30, 2008. The note and accrued interest are due on January 30, 2009. No principal or interest payments have been made through the date of this filing.	63,302	-

Total	$95,302	$410,000

Page 25 (F-10)

Note 8.	Convertible Notes

On May 21, 2008, the Company amended its notes agreement with Kevan Casey into a convertible note whereby any part of the unpaid principal amount and accrued interest of the notes could be converted into shares of the Company’s common stock at the lesser of (i) $0.05 per share or (ii) 50% of the closing market price of the Company’s common stock prior to the Conversion Notice (as defined below), but in no case below $0.001, at the option of the Holder in whole or in part at any time following the Issuance Date up to and including the day that all of the Principal Amount and interest accrued but unpaid thereon, if any, are paid in full. The conversions into common stock carry a “net cashless” beneficial conversion feature resulting in discount of $148,602 on the convertible note. On October 28, 2008, Mr. Casey exercised the conversion option in the note agreement and converted the notes for 154,793,640 shares of the Company’s common stock.

 On May 21, 2008, the Company also amended its note agreement with KM Casey No. 1 LTD into a convertible note whereby any part of the unpaid principal amount and accrued interest of the notes shall be convertible into shares of the Company’s common stock at the lesser of (i) $0.05 per share or (ii) 50% of the closing market price of the Company’s common stock prior to the Conversion Notice (as defined below), but in no case below $0.001, at the option of the Holder in whole or in part at any time following the Issuance Date up to and including the day that all of the Principal Amount and interest accrued but unpaid thereon, if any, are paid in full. The conversions into common stock carry a “net cashless” beneficial conversion feature resulting in discount of $249,383 on the convertible note.  On October 28, 2008, KM Casey No. 1 LTD exercised the conversion option in the note agreement and converted the notes for 259,774,130 shares of the Company’s common stock.

The Company evaluated the amendments above under ASC 470-60 “Troubled Debt Restructurings.” Because Kevan Casey did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, the Company evaluated the transaction under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the amendment added a conversion option to the notes payable, the debt modification was determined to be substantial and accordingly the debt was extinguished. No gain or loss was recognized on the extinguishment. As a result, the Company analyzed the amended convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company determined that, due to the floor of $0.001 noted above, the embedded conversion option in the convertible notes met the criteria for classification in stockholders equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for these convertible notes payable.

In addition, the Company evaluated the convertible notes under ASC 470-20 and determined that they contained a beneficial conversion feature with an intrinsic value of $397,985. This amount was recorded as a discount to the note to be amortized until maturity using the effective interest method. As the notes were converted during the period, the entire remaining discount was amortized to interest expense during the year ended March 31, 2009.

Note 9.	Common Stock

Fiscal 2009

On May 1, 2008, the Company issued 150,000 shares of its common stock to a professional firm for legal services valued at $51,000.

Page 26 (F-11)

In June 2008, the company sold 800,000 shares of common stock to individuals for cash proceeds totaling $90,000.

On August 4, 2008, the Company issued 2,437,500 shares to J. Leonard Ivins as part of the settlement of amounts due him. The Company valued these shares at $146,250.

Also on August 4, 2008, the Company issued 1,168,000 shares valued at $70,080 to third parties for services rendered

On November 14, 2008, the Company issued 600,000 shares of its common stock to a professional firm for legal services which the Company valued at $8,057.

On October 28, 2008, the Company issued 414,567,770 shares of its restricted common stock for conversion of debt and accrued interest with a carrying amount of $414,568.  See Note 8.

Also on October 28, 2008, the Company issued 262,460 shares of its restricted common stock for exercise of stock options for which the received $74,775 in proceeds.

Fiscal 2008

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

During the quarter ended September 30, 2007, the Company issued 327,199 shares of its common stock through the exercise of stock options for total proceeds of $177,673.

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

In January 2008, the Company issued 220,000 shares of the common stock for the exercise of stock options for total proceeds of $17,600.

Page 27 (F-12)

Note 10.	Stock Options

On May 31, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  The Plan was approved by the shareholders on June 19, 2007.

Fiscal 2009

During the first quarter of 2009, the Company granted 646,305 stock warrants for its common stock to an individual for consulting services which the Company valued at $39,444, all of which was recognized as expense during the year ended March 31, 2009.  All of the warrants expire in the first quarter of fiscal 2010 and are exercisable for amounts ranging from $0.19-$1.35 per share.  All of the warrants vested immediately on the date of grant.

In August 2008, the Company granted stock warrants for 300,000 shares of its common stock to an individual for consulting services which the Company valued at $12,715.  All of the options were forfeited upon termination of the agreement with the consultant during fiscal 2009.  100,000 of the warrants vested immediately on the grant date, resulting in expense of $4,238 during the year ended March 31, 2009.

Fiscal 2008

During the quarter ended September 30, 2007, the Company granted 327,199 stock options to three individuals for consulting services which the Company valued at $245,181 using the Black-Scholes option pricing model.

In January 2008, the Company granted stock options for 220,000 shares of its common stock to an individual for consulting services which the Company valued at $76,355 using the Black-Scholes option pricing model.

The following table summarizes stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at May 9, 2007 (inception)	-	$-	$-	-
Granted	2,597,199	0.31	-	-
Exercised	(547,199)	0.36	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at March 31, 2008	2,050,000	0.11	874,886	4.9

Granted	946,305	0.66	-	-
Exercised	(262,460)	0.30	-	-
Forfeited	(2,350,000)	0.10	-	-
Expired	-	-	-	-

Outstanding at March 31, 2009	383,845	$1.07	$-	0.25

Options exercisable at March 31, 2009

Range of exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$0.43- $1.35	383,845	0.25	383,845

From inception, May 9, 2007, to March 31, 2008, the Company issued 2,597,199 non-qualified stock options at exercise prices ranging from $0.08 to $0.90 per share to certain individuals for consulting services which the Company valued using the Black-Scholes option pricing model with the following assumptions: volatility of ranging from 232.61% to 318.12%, term of four years, risk free interest rate of 4.23% and no expected dividends.

From April 1, 2008 to March 31, 2009, the Company issued 946,305 non-qualified stock options at exercise prices ranging from $0.06 to $1.35 per share to certain individuals for consulting services which the Company valued using the Black-Scholes option pricing model with the following assumptions: volatility of ranging from 114.99% to 143.21%, expected terms based on the simplified method under SEC Staff Accounting Bulletin 107, risk free interest rates of 1.32% to 2.21% and no expected dividends.

Page 28 (F-13)

Note 11.	Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,032,000 and $2,700,000 at March 31, 2009 and 2008 and will expire beginning in 2028.

At March 31, 2009 and 2008 deferred tax assets consisted of the following:

	2009	2008
Deferred tax assets
Net operating losses	$1,031,000	$918,000
Less: valuation allowance	(1,031,000)	(918,000)
Net deferred tax asset	$-	$-

Note 12.	Deconsolidation of Intertech Bio, Inc.

On February 24, 2009, the Company distributed its interest in Intertech Bio by assigning 75% of the Intertech Bio common stock to the founders of Intertec Bio in exchange for the assumption of certain liabilities and future obligations associated with the ongoing operations of Intertech Bio.  The Company did not receive any consideration in the transaction. Since the Company no longer has a controlling interest in Intertech Bio, their assets, liabilities and operating results are no longer be included in the Company’s consolidated financial statements as of February 24, 2009.  As a result of the distribution, the Company recognized a gain on deconsolidation of $478,765 for the year ended March 31, 2009, which represents prepaid expenses of $13,334, accounts payable and accrued liabilities of $215,304 and a payable to the Company of $276,095 of Intertech Bio that were written off.  For the period from February 24, 2009 through March 31, 2009, Intertech Bio had no activity and accordingly the Company did not recognize any income or loss from its equity method investment.

Note 13.	Subsequent Events

On March 31, 2010, the Company issued 1,600,000 shares of its common stock to J. Leonard Ivins as compensation for services rendered during the fiscal year ended March 31, 2010.  The fair market value of the common stock on the date of grant was $6,400.

Page 29 (F-14)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 22, 2008, the Board of Directors dismissed Thomas Leger & Co., L.L.P. (“Former Accountant”) as Oncolin’s independent auditors.  There have been no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

On May 22, 2008, the Board of Directors of Oncolin retained the Certified Public Accounting firm of GBH CPAs, PC to serve as our independent Certifying Accountant for the fiscal year ended March 31, 2008.  On July 23, 2009,  the Board of Directors dismissed GBH CPAs, PC as Oncolin’s independent auditors. There have been no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

On February 5, 2010, the Board of Directors retained MaloneBailey, LLP to serve as our independent Certifying Accountant for the fiscal year ended March 31, 2009.

ITEM 9A.	MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

The non-routine transactions were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-K. We are in the process of improving our internal controls over accounting for non-routine transactions in an effort to remediate these deficiencies by hiring an external accounting firm to review the accounting of non-routine transactions. These deficiencies have been disclosed to our audit committee. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will implement policies and procedures to ensure that our controls and procedures are adequate and effective.

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

There have been no changes in internal control over financial reporting during the most recent fiscal quarter that materially affected, or was reasonably likely to materially affect, its internal control over financial reporting.  Additionally, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

PART III - OTHER INFORMATION

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s executive officers and directors are as follows:

Name	Age	Position
J. Leonard Ivins	71	Chief Executive Officer and Director
Kevan Casey	38	Director

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

Kevan Casey has served as a Director since 2008.   From October 2007 to March 2009 Mr. Casey served as Chairman of the Board of Striker Oil & Gas, Inc.  Between July 2004 and September 2007, Mr. Casey was the President and Chief Executive Officer of Striker Oil & Gas, Inc.  From April 2003 until December 2005, Mr. Casey was chairman of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure listed on the American Stock Exchange.  Mr. Casey co-founded NetView Technologies, Inc. in December 2001 and served as its president from its inception.  NetView was acquired by eLinear, Inc. in April 2003.  In September 2006, eLinear filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, seeking relief under Chapter 7 of the United States Code.  In 1998, Mr. Casey founded United Computing Group and United Consulting Group, a value-added retailer and an information technology consulting firm, where he served as president and chief executive officer.  In December 1999, United Computing Group and United Consulting Group were acquired by C1earWorks.net, Inc., and Mr. Casey continued as president of the companies until December 2001.

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

Code of Ethics
The Company adopted a Code of Ethics that applies to all of its directors and officers. The Code will be filed as an exhibit to a Current Report on Form 8-K. Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at Oncolin Therapeutics, Inc., 710 N. Post Oak Road, Suite 410, Houston, Texas 77401, Attention: J. Leonard Ivins, Chief Executive Officer.

ITEM 11 - Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Other Compensation ($)	Total ($)
J. Leonard Ivins Chief Executive Officer	2009	-0-	-0-	-0-	146,250	146,250

Outstanding Equity Awards at Fiscal Year End Table

The table below sets forth information with respect to our named executive officers regarding the value of equity compensation as of March 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
J. Leonard Ivins	-0-	-0-	-0-	-0-	n/a

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2009, the number and percentage of outstanding shares of Company common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the current named executive officers as defined in Item 402 of Regulation S-B; and (d) all current directors and executive officers, as a group.  As of March 31, 2009, there were 468,055,263 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of
	Owned	Class (2)
Silver Star Holdings (3) Officers and Directors	437,335,494	93.4%
J. Leonard Ivins	5,637,500	1.2%

(1)	Unless otherwise indicated, the mailing address of the beneficial owner is c/o Oncolin Therapeutics, Inc., 710 N. Post Oak Road., Suite 410, Houston, Texas 77024.

(2)
The percentage of beneficial ownership of Common Stock is based on 468,055,263 shares of Common Stock outstanding as of March 24, 2010 and excludes all shares of Common Stock issuable upon the exercise of outstanding options, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of March 24, 2010.

(3)	The business address of Silver Star Holdings is PO Box 27949, Houston, Texas 77227-7949.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 10, 2007, Secure Voice Communications, Inc. (Texas) entered into a note agreement with Secure Voice Communications, Inc. (Florida) to acquire the license rights to a voice over IP (“VoIP”) technology.  The principal amount of the note is $200,000 with an annual interest rate of 9% (the “SV Note”) and principal and accrued and unpaid interest due May 10, 2008.  The principal amount of the note exceeded the fair value of the license rights of $80,100 and the excess was charged to compensation expense.  Secure Voice Communications, Inc. (Florida) is owned 100% by KM Casey No. 1 LTD which is an affiliate of Kevan Casey, who is also affiliated with Silver Star Holdings, the majority shareholder of Oncolin.  The SV Note was converted to equity on October 28, 2008.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for professional services rendered by GBH CPAs, PC and Thomas Leger & Co., LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q for fiscal years 2009 and 2008 are set forth in the table below.

	2009	2008
Malone Bailey LLP	8,000	-
GBH CPAs, PC	15,000	24,000
Thomas Leger & Co., LLP	-	20,666
	$23,000	$44,666

Audit-Related Fees.

During the fiscal years ended March 31, 2009 and 2008, no assurance or related services were performed by either Malone & Bailey, GBH CPAs, PC and Thomas Leger & Co., LLP that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.

During the fiscal year ended March 31, 2009 and 2008, no fees were billed by either Malone & Bailey, GBH CPAs, PC and Thomas Leger & Co., LLP for tax compliance, tax advice or tax planning services.

All Other Fees.

During the fiscal years ended March 31, 2009 and 2008, no fees were billed by either Malone & Bailey, GBH CPAs, PC and Thomas Leger & Co., LLP other than the fees set forth under the caption “Audit Fees” above.

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

ITEM 15.               EXHIBITS AND REPORTS

Exhibit No.	Description

31.1	Certification of J. Leonard Ivins.
31.2	Certification of J. Leonard Ivins.
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins.
32.2	Certification for Sarbanes-Oxley Act of J. Leonard Ivins.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ONCOLIN THERAPEUTICS, INC.

By:  /s/ J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer
Date: May 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Leonard Ivins	Chief Executive Officer and	May 4, 2010
J. Leonard Ivins	Chairman of the Board

/s/ Kevan Casey	Director	May 4, 2010
Kevan Casey