Form 10-Q
period 2008-12-31
Oncolin Therapeutics, Inc.
filed 2010-05-06
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

710 N., Post Oak Suite 410, Houston, Texas 77024
(Address of principal executive offices)
((713) 780 0806
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

As of May 5, 2010, there were outstanding 462,055,263 shares of common stock, $0.0001 par value per share.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
December 31, 2008

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		December 31, 2008(unaudited) and March 31, 2008	3

		Consolidated Statements of Operations (unaudited)
		Three and Nine Months Ended December 31, 2008 and 2007 and
		for the period from Inception (May 9, 2007) through
		December 31, 2008	4

		Consolidated Statements of Cash Flows (unaudited)
		Nine Months Ended December 31, 2008 and 2007 and
		for the period from Inception (May 9, 2007) through
		December 31, 2008	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 6.	Exhibits	14

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2008	March 31, 2008

ASSETS

Cash and cash equivalents	$-	$1,174
Prepaid expenses	13,334	30,750
Deferred financing costs, net	-	12,915
Total current assets	13,334	44,839
Property and equipment, net	4,002	4,670
Option agreement, net	-	11,111
Total assets	$17,336	60,620

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$328,734	$109,188
Accounts payable – related parties	119,536	111,783
Accrued liabilities	113,562	124,730
Notes payable – related parties	95,302	410,000
Total liabilities	657,134	755,701

Shareholders' deficit:
Common stock, $.001 par value, 500,000,000 shares authorized,
462,055,263 and 42,069,533 shares issued and outstanding, respectively	462,055	42,069
Additional paid-in capital	1,875,942	999,530
Deficit accumulated during the development stage	(2,977,795)	(1,736,680)
Total shareholders’ deficit	(639,798)	(695,081)
Total liabilities and shareholders' deficit	$17,336	$60,620

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007 (Restated)	Nine Months Ended December 31,2008	Inception (May 9, 2007) to December 31, 2007 (Restated)	Inception (May 9, 2007) to December 31, 2008

Revenue	$-	$-	$-	$-	$-

Costs and expenses:
Compensation and related expenses	143,478	235,272	231,278	608,345	958,723
Office administration	4,419	4,075	7,646	8,279	21,005
Professional fees	65,256	63,893	342,078	99,578	616,713
Investor relations	10,615	201,609	19,940	201,609	292,444
Merger expenses	-	-	-	8,113	8,113
Impairment of license agreement	-	-	32,725	80,100	112,825
Acquisition costs of subsidiary	-	220,000	-	220,000	220,000
Depreciation and amortization	9,111	2,474	20,668	2,474	30,032
Other expenses	118,470	25,108	153,482	55,742	258,821
Total costs and expenses	351,349	752,431	807,817	1,284,240	2,518,676

Other expense (income):
Interest expense	342,281	6,731	433,298	17,745	459,119
Total other expense (income)	342,281	6,731	433,298	17,745	459,119

Net loss	$(693,630)	$(759,162)	$(1,241,115)	$(1,301,985)	$(2,977,795))

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding - Basic and diluted	340,108,200	41,579,416	142,732,952	34,586,920

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31, 2008	From Inception (May 9, 2007) to December 31,2007 (Restated)	Cumulative from Inception (May 9, 2007) to December 31, 2008
Cash flows from operating activities:
Net loss	$(1,241,115)	$(1,301,985)	$(2,977,795)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	11,779	2,474	21,143
Amortization of deferred financing costs	12,915	-	15,000
Non-cash compensation expense relating to license agreement	-	119,900	119,900
Impairment of license agreement	32,725	80,100	112,825
Amortization of debt discount	397,985	-	397,985
Share-based compensation	319,070	432,862	638,094
Non-cash acquisition costs of subsidiary	-	220,000	220,000
Changes in operating assets and liabilities:
Other current assets	17,416	(15,000)	2,416
Accounts payable	250,123	16,424	487,368
Accounts payable – related parties	7,753	134,968	120,616
Accrued liabilities	25,400	82,706	296,380
Net cash used in operating activities	(165,949)	(227,551)	(546,068)
Cash flows from investing activities:
Investment in option agreement	-	20,000	(20,000)
Purchase of property and equipment	-	(3,320)	(5,145)
Net cash used in investing activities	-	(23,320)	(25,145)
Cash flows from financing activities:
Proceeds from notes payable – related parties	-	92,000	223,000
Repayment of notes payable – related parties	-	(12,445)	(13,000)
Proceeds from sale of common stock	90,000	1,165	91,165
Proceeds from exercise of stock options	74,775	177,673	270,048
Net cash provided by financing activities	164,775	258,393	571,213
Net change in cash	(1,174)	7,522	-
Cash and cash equivalents, beginning of period	1,174	-	-
Cash and cash equivalents, end of period	$-	$7,522	$0

Supplemental disclosures:
Cash paid for interest	$1,799	$-	$39,956
Cash paid for income taxes	-	-	-

Non-cash financing activities:
Conversion of notes payable and accrued interest	$414,568	$-	$414,568
Stock issued in settlement of accounts payable
and accrued liabilities	-	23,453	-
Discount on convertible notes due to beneficial conversion feature	397,985	-	397,985
Cancellation of stock certificate	-	24,000	300

Issuance of note payable for license agreement	-	200,000	200,000
Stock issued for prepaid investor relation services	-	-	73,800
See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 1.                      Organization and Nature of Business

The accompanying unaudited financial statements of Oncolin Therapeutics, Inc. (the "Company" or "Oncolin") (formerly, Edgeline Holdings, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies.  These consolidated financial statements should be read in conjunction with the audited financial statements and notes, which are included as part of the Company's Form 10-KSB filed with the SEC on July 15, 2008.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended March 31, 2008 as reported in the 10-KSB have been omitted.

Oncolin Therapeutics, Inc. (formerly, Edgeline Holdings, Inc, (“Edgeline”), formerly Dragon Gold Resources, Inc., (“Dragon Gold”) was incorporated in the State of Nevada on December 13, 2000.

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

Note 2.              Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of December 31, 2008, the Company has accumulated losses of $2,977,795 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Note 3.              Option Agreement

On November 30, 2007, the Company entered into an Option Agreement with The University of Texas M.D. Anderson Cancer Center (“UTMDACC”) to evaluate certain patent rights in relation to products arising and to negotiate a license with UTMDACC for the use of such patent rights on five (5) specific intellectual property rights.  As consideration for the option, the Company paid UTMDACC $20,000 for the period November 30, 2007 through August 30, 2008, and had the right to extend the option term to November 30, 2008, by paying UTMDACC an additional $40,000 on or before August 30, 2008.  As of December 31, 2008, Oncolin had not paid the extension fee. Amortization expense relating to this Option Agreement for the nine months ended December 31, 2008 was $11,111.  The option was transferred to Intertech Bio, which was spun out from the Company in February 2009.

Note 4.              Accounts Payable – Related Parties

Certain officers, directors and consultants, who are also stockholders of the Company, have paid for goods and services, or incurred expenses, for the benefits of the Company, during the period from inception (May 9, 2007) through December 31, 2008.  As of December 31, 2008, the amount due from the Company to these related parties were $119,536.

Note 5.              Notes Payable – Related Parties

Notes payable related parties as of December 31, 2008 and March 31, 2008 consist of the following:

Description	December 31, 2008	March 31, 2008

On May 10, 2007, Secure Voice Communications, Inc. (Texas) entered into a note agreement with Secure Voice Communications, Inc. (Florida) to acquire the license rights to a voice over IP (“VoIP”) technology.  The principal amount of the note is $200,000 with an annual interest rate of 9% and principal and accrued interest due May 10, 2008.  The principal amount of the note exceeded the fair value of the license rights of $80,100 and the excess was charged to compensation expense.  Secure Voice Communications, Inc. (Florida) is owned 100% by KM Casey No. 1 LTD which is an affiliate of Kevan Casey, who is also affiliated with Silver Star Holdings, the majority shareholder of Oncolin.  At June 30, 2007, the Company performed an impairment test on the carrying value of the license agreement it had acquired from Secure Voice Communications, Inc. (Florida) and determined an impairment charge for the full carrying value of $80,100 was warranted. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 6.
	$-	$200,000

On June 13, 2007, Oncolin entered into a note agreement with Tommy Allen, a shareholder of the Company in the principal amount of $20,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007.  During the quarter ended September 30, 2007, the Company had repaid $13,000 of the principal amount of the note to Mr. Allen.  Mr. Allen verbally agreed to extend the due date of the note and accrued interest to March 31, 2009.  As of December 31, 2008, the balance outstanding on this note was $7,000.  No principal or interest payments have been made through the date of this filing.
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
	25,000	25,000

On November 30, 2007, the Company entered into a note agreement with Kevan Casey in the principal amount of $15,000 and annual interest rate of 10%. The principal and accrued interest are due on May 31, 2008. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 6.	-	15,000

On November 30, 2007, the Company entered into a note agreement with KM Casey No. 1 LTD in the principal amount of $32,000 and an annual interest rate of 10%. The principal and accrued interest are due on May 31, 2008. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 6.	-	32,000

On February 12, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $70,000 and an annual interest rate of 10%. The principal and accrued interest are due upon demand. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 6.	-	70,000

On February 27, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $28,000 and an annual interest rate of 10%. The principal and accrued and unpaid interests are due upon demand. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 6.	-	28,000

On March 3, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $8,000 and an annual interest rate of 10%. The principal and accrued and unpaid interests are due upon demand. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 6.	-	8,000

On March 14, 2008, the Company entered into a note agreement with Kevan Casey in the principal amount of $25,000 and an annual interest rate of 10%. The principal and accrued and unpaid interests are due upon demand. On May 21, 2008, the Company amended this notes agreement into a convertible note. See Note 6.	-	25,000

On September 30, 2008, Oncolin entered into a note agreement with J. Leonard Ivins, an officer of the Company, in the principal amount of $63,302 at annual interest rate of 9%. The note was executed in exchange for the cancellation of Mr. Ivins’ employment agreement and all outstanding amounts due to him as of September 30, 2008. The note and accrued interest are due on January 30, 2009. No principal or interest payments have been made through the date of this filing.	63,302	-

Total	$95,302	$410,000

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

In addition, the Company evaluated the convertible notes under ASC 470-20 and determined that they contained a beneficial conversion feature with an intrinsic value of $397,985. This amount was recorded as a discount to the note to be amortized until maturity using the effective interest method. As the notes were converted during the period, the entire remaining discount was amortized to interest expense during the nine months ended December 31, 2008.

Note 7.              Common Stock

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

Note 8.              Stock Options

During the first quarter of 2009, the Company granted 646,305 stock warrants for its common stock to an individual for consulting services which the Company valued at $39,444, all of which was recognized as expense during the nine months ended December 31, 2008.  All of the warrants expire in the first quarter of fiscal 2010 and are exercisable for amounts ranging from $0.19-$1.35 per share.  All of the warrants vested immediately on the date of grant.

In August 2008, the Company granted stock warrants for 300,000 shares of its common stock to an individual for consulting services which the Company valued at $12,715.  All of the options were forfeited upon termination of the agreement with the consultant during the nine months ended December 31, 2008.  100,000 of the warrants vested immediately on the grant date, resulting in expense of $4,238 during the nine months ended December 31, 2008.

The following table summarizes stock warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at March 31, 2008	2,050,000	0.11	874,886	4.9

Granted	946,305	0.66	-	-
Exercised	(262,460)	0.30	-	-
Forfeited	(2,350,000)	0.10	-	-
Expired	-	-	-	-

Outstanding at December 31, 2008	383,845	$1.07	$-	0.25

From April 1, 2008 to December 31, 2008, the Company issued 946,305 non-qualified stock options at exercise prices ranging from $0.06 to $1.35 per share to certain individuals for consulting services which the Company valued using the Black-Scholes option pricing model with the following assumptions: volatility of ranging from 114.99% to 143.21%, expected terms based on the simplified method under SEC Staff Accounting Bulletin 107, risk free interest rates of 1.32% to 2.21% and no expected dividends.

Note 9.              Subsequent Events

On February 24, 2009 the Company diluted its interest in Intertech Bio by assigning 75% of the Intertech Bio common stock in exchange for the assumption of certain liabilities. Since the Company no longer has a controlling interest in Intertech Bio, their assets, liabilities and operating results will no longer be included in the Company’s consolidated financial statements.

Note 10.            Restatement

On July 7, 2008, the Company’s management concluded that the three interim quarters in fiscal year 2008 should be restated with respect to the Company’s accounting for the following transactions:

•	reverse merger with Secure Voice Communications, Inc. (Secure Voice) on May 31, 2007;

•	stock-based compensation

•	merger expenses.

•	other compensation related expenses.

The effects to the net loss from the restatement are as follows:

•	The Company improperly recorded expenses in the amount of $336,000 related to the reverse merger resulting in an overstatement of the net loss.

•
Stock-based compensation relating to the fair value of stock options granted in exchange for services provided to the Company were not properly recognized resulting in an overstatement of additional paid-in capital and a related understatement of  net loss by $120,116 and

•	The Company did not properly recognize other compensation related expense resulting in overstating the net loss by $31,520.

The following tables present the effects of the restatement on current liabilities, stockholders’ equity and net loss:

	As Previously Reported	Net Adjustment	As Restated
Income Statement:
Three Months ended December 31, 2007:
Compensation and related expenses	$330,031	$(94,759)	$235,272
Professional fees	95,853	(31,960)	63,893
Investor relations	111,690	89,919	201,609
Net loss	(795,962)	36,800	(759,162)

From Inception (May 9, 2007) to December 31, 2007:
Compensation and related expenses	$488,229	$120,116	$608,345
Professional fees	125,098	(25,520)	99,578
Investor relations	207,609	(6,000)	201,609
Merger expenses	344,113	(336,000)	8,113
Net loss	(1,549,389)	247,404	(1,301,985)

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of December 31, 2008 and 2007, and its results of operations for the nine months ended December 31, 2008, and for period inception (May 9, 2007) through December 31, 2007 and 2008, should be read in conjunction with the audited consolidated financial statements and notes included in Oncolin Therapeutics’ Form 10-KSB for the year ended March 31, 2008, filed with the Securities and Exchange Commission.

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

Results of Operations – Inception (May 9, 2007) to December 31, 2008

The Company has had no revenue for period from inception (May 9, 2007) through December 31, 2008.

The Company’s expenses were $2,977,795, which were primarily comprised of compensation and related expenses of $958,723, professional fees of $616,713, investor relations expenses of $292,444, and interest expense of $459,119.

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

In November 2007, the Company issued 500,000 shares of its restricted common stock to the shareholders of Intertech Bio Corporation for 100% of the capital stock of Intertech Bio, with Intertech Bio becoming a wholly-owned subsidiary of the Company.  Based upon the fair market value on the date of acquisition, the Company valued the common stock issued at $220,000 and charged the entire amount to acquisition costs during the quarter ended September 30, 2007.

As a result of the foregoing, the Company’s net loss for the period inception (May 9, 2007) through December 31, 2008 was $2,977,795.

Comparison of Nine Months Ended December 31, 2008 and Period From  Inception (May 9, 2007) to December 31, 2007.

The Company has had no revenue for the nine months ended December 31, 2008 and the period from inception (May 9, 2007) to December 31, 2007.

The Company’s expenses decreased from $1,549,389 for nine months ended December 31, 2007 to $1,241,115 for nine months ended December 31, 2008.  The decrease of $308,274 was primarily attributed to a decrease in compensation and other related expenses by $256,951, merger expenses by $344,133 and acquisition of subsidiary of $220,000.  The decrease was partially offset by an increase in professional fees of $216,980. As a result of the foregoing, the Company’s net losses for the nine months ended December 31, 2008 and 2007 were $1,241,115 and $1,549,389, respectively.

Comparison of Three Months Ended December 31, 2008 and 2007.

The Company has had no revenue for the three months ended December 31, 2008 and 2007.

The Company’s expenses decreased from $795,962 for three months ended December 31, 2007 to $693,630 for three months ended December 31, 2008. The decrease of $102,332 was primarily attributed to the decrease in compensation and related expenses of $186,553 and acquisition costs of $220,000, investor relations expense of $101,075 and offset by the increase in interest expense of $335,550.

As a result of the foregoing, the Company’s net losses for the three months ended December 31, 2008 and 2007 were $693,630 and $758,162, respectively.

Liquidity and Capital Resources

As of December 31, 2008, the Company had no cash and negative working capital of $643,800.   Net cash used in operating activities for the nine months ended December 31, 2008 was $165,949 compared to $227,551 for same period in 2007.

For the nine months ended December 31, 2008, cash provided by financing activities totaled $164,775 compared to $258,393 for same period in 2007.  The Company received proceeds of $90,000 from sales of its common stock and $74,775 from the exercise of stock options during the nine months ended December 31, 2008.

The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of December 31, 2008, the Company had no cash and cash equivalents and negative working capital.  The Company can provide no assurance it will be successful in seeking this or any additional financing, and the failure to obtain any such financing may cause it to curtail its operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.2	Oncolin Therapeutics, Inc. 2007 Stock Option Plan filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on July 25, 2007. *
10.3	Employment agreement dated May 10, 2007, with J. Leonard Ivins filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, filed on June 6, 2007. *
10.4	Investment Agreement dated December 20, 2007, between Registrant and Dutchess Private Equities Fund, Ltd. Filed as an exhibit to the Company’s Form 8-K dated December 26, 2007.
10.5	Registration Rights Agreement dated December 20, 2007, between Registrant and Dutchess Private Equities Fund, Ltd. Filed as an exhibit to the Company’s Form 8-K dated December 26, 2007.
10.6	Amended and Restated Articles of Incorporation filed as an exhibit to the Company’s Definitive Information Statement dated February 15, 2008.
10.7	Amendment to Stock Purchase Agreement with Intertech Bio, Inc. filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 19, 2008.
21.1	Subsidiaries of the Registrant provided herewith.
31.1	Certification of J. Leonard Ivins. Provided herewith.
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins. Provided Herewith.
32.2	Certification for Sarbanes-Oxley Act of Kevan Casey. Provided Herewith.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOLIN THERAPEUTICS, INC.

By: /s/J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer
Date: May 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Leonard Ivins	Chief Executive Officer, Principal Financial	May 5, 2010
J. Leonard Ivins	and Accounting Officer and Chairman of the Board

/s/Kevan Casey	Director	May 5, 2010
Kevan Casey