Form 10-Q
period 2009-06-30
Oncolin Therapeutics, Inc.
filed 2010-05-14
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

710 North Post Oak Suite 410, Houston, Texas 77024

(Address of principal executive offices)
(713) 780-0806
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

As of May 13, 2010 there were outstanding 463,655,263 shares of common stock, $0.01 par value per share.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-QSB
June 30, 2009

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets (unaudited)
		June 30, 2009 and March 31, 2009	3

		Consolidated Statements of Operations (unaudited)
		Three Months Ended June 30, 2009 and 2008, and
		Inception (May 9, 2007) through June 30, 2009	4

		Consolidated Statements of Cash Flow (unaudited)
		Three Months Ended June 30, 2009 and 2008, and
		Inception (May 9, 2007) through June 30, 2009	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

	Item 4.	Controls and Procedures	8

Part II	Other Information

	Item 5.	Exhibits

PART I.                FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	March 31, 2009

ASSETS

Cash and cash equivalents	$14	$300
Total current assets	14	300
Property and equipment, net	3,745	4,002
Total assets	$3,759	4,302

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$225,166	$226,113
Accounts payable – related parties	102,173	102,173
Accrued liabilities	30,478	28,102
Notes payable – related parties	99,478	95,302
Total current liabilities	457,295	451,690

Shareholders deficit:
Common stock, $.001 par value, 500,000,000 shares authorized; 462,055,263 shares issued and outstanding	468,055	468,055
Additional paid-in capital	2,049,942	2,049,942
Deficit accumulated during the development stage	(2,971,533)	(2,965,385)
Total shareholders’ deficit	(453,536)	(447,388)
Total liabilities and shareholders' deficit	$3,759	$4,302

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Inception (May 9, 2007) to
	2009	2008	June 30, 2009

Revenue	$-	$-	$-

Costs and expenses:
Compensation and related expenses	-	51,800	1,189,324
Office administration	65	2,928	21,070
Professional fees	3,450	165,128	853,388
Investor relations	-	8,360	292,444
Merger expenses	-	-	8,113
Impairment of license agreement	-	-	80,100
Acquisition costs of subsidiary	-	-	220,000
Depreciation and amortization	257	6,888	30,289
Other expenses	-	31,964	292,026
Total costs and expenses	3,772	267,068	2,986,754

Interest expense	2,376	29,565	463,544
Gain on deconsolidated subsidiary	-	-	(478,765)
Net loss	$(6,148)	$(296,633)	$(2,971,533)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	462,055,263	42,332,533

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended June 30,		Cumulative from Inception (May 9, 2007) through June
	2009	2008	30, 2009
Cash flows from operating activities:
Net income (loss)	$(6,148)	$(296,633)	$(2,971,533)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	257	6,888	21,400
Amortization of deferred financing costs	-	1,251	15,000
Non-cash compensation expense relating to license agreement	-	-	119,900
Impairment of license agreement	-	-	80,100
Amortization of debt discount	-	22,054	397,985
Share-based compensation	-	58,750	1,093,481
Non-cash acquisition of subsidiary		-	220,000
Changes in assets and liabilities:
Other current assets		-	15,750
Accounts payable	(947)	(5,491)	288,468
Accounts payable – related parties	-	12,414	102,173
Accrued liabilities	2,376	42,827	67,046
Net cash used in operating activities	(4,462)	(157,940)	(550,230)
Cash flows from investing activities:
Investment in option agreement	-	-	(20,000)
Property and equipment	-	-	(5,145)
Net cash used in investing activities	-	-	(25,145)
Cash flows from financing activities:
Proceeds from notes payable – related parties	4,176	-	227,176
Repayment of notes payable – related party	-	-	(13,000)
Proceeds from issuance of common stock	-	90,000	91,165
Proceeds from exercise of stock options	-	67,239	270,048
Net cash provided by financing activities	4,176	157,239	575,389
Net change in cash	(286)	(701)	14
Cash and cash equivalents, beginning of period	300	1,174	-
Cash and cash equivalents, end of period	$14	$473	$14

Supplemental disclosures:
Interest paid	$-	$-	5,633
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Discount on convertible notes	$-	$397,985	$397,985
Stock issued for accounts payable	-	28,500	-
Cancellation of stock certificate	-	-	300
Issuance of note payable for license agreement	-	200,000	200,000
Stock issued for prepaid investor relation services	-	-	73,800
Conversion of Notes payable and Accrued Interest	-	-	414,568

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of Oncolin Therapeutics, Inc. (the "Company" or "Oncolin") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These consolidated financial statements should be read in conjunction with the audited financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC on May 5, 2010.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended March 31, 2009 as reported in the 10-K have been omitted.

Note 2.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of June 30, 2009, the Company has accumulated losses since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Note 3.  Related Party Advances

During the three months ended June 30, 2010, a director advanced $4,176 to the Company for working capital purposes.  The advances do not bear interest and have no specified date of repayment.

Note 4.  Subsequent Events

On March 31, 2010, the Company approved the issuance of 1,600,000 shares of common stock to a director for services.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of June 30, 2009 and 2008, and its results of operations for the three months ended June 30, 2009 and 2008, and for period inception (May 9, 2007) through June 30, 2009, should be read in conjunction with the audited consolidated financial statements and notes included in Edgeline Holdings’ Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission.

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

Results of Operations – Inception (May 9, 2007) to June 30, 2009

The Company has had no revenue for period from inception (May 9, 2007) through June 30, 2009.

The Company’s expenses were $2,971,533, which were primarily comprised of compensation and related expenses of $1,189,324, professional fees of $853,388, investor relations expenses of $292,444, interest expense of $463,544 and other miscellaneous expenses of $292,026.

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

As a result of the foregoing, the Company’s net operating loss for the period inception (May 9, 2007) through June 30, 2009 was $2,971,533.

Comparison of Three Months Ended June 30, 2009 and 2008.

The Company has had no revenue for the three months ended June 30, 2009 and 2008.

The Company’s expenses decreased from $267,068 for three months ended June 30, 2008 to $3,772 for three months ended June 30, 2009.  The decrease of $263,296 was attributed to the low activity in 2009.

As a result of the foregoing, the Company’s net loss for the three months ended June 30, 2009 totaled $6,148 and the net loss for the same period in 2008 was $296,663.

Liquidity and Capital Resources

As of June 30, 2009, the Company had cash in non-restrictive accounts of $14 and negative working capital of $457,281.

Net cash used in operating activities for the three months ended June 30, 2009 was $4,462 compared to $157,940 for same period in 2008.

For the three months ended June 30, 2000, cash provided by financing activities totaled $4,176 compared to $157,239 for same period in 2008.

The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of June 30, 2009, the Company had minimal assets in cash and cash equivalents and negative working capital.  The Company can provide no assurance it will be successful in seeking this or any additional financing, and the failure to obtain any such financing may cause it to curtail its operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2009 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of J. Leonard Ivins.
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins. .