Form 10-Q
period 2009-09-30
Oncolin Therapeutics, Inc.
filed 2010-05-14
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of May 13, 2010, there were outstanding 463,655,263 shares of common stock, $0.01 par value per share.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-QSB
September 30, 2009

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets (unaudited) September 30, 2009 and March 31, 2009	3

		Consolidated Statements of Operations (unaudited) Three and Six Months Ended September 30, 2009 and 2008, and Inception (May 9, 2007) through September 30, 2009	4

		Consolidated Statements of Cash Flow (unaudited) Six Months Ended September 31, 2009 and 2008, and Inception (May 9, 2007) through September 30, 2009	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

	Item 4.	Controls and Procedures	8

Part II	Other Information

	Item 5.	Exhibits	9

PART I.              FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	March 31, 2009

ASSETS

Cash and cash equivalents	$14	$300
Total current assets	14	300
Property and equipment, net	3,487	4,002
Total assets	$3,501	4,302

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$225,166	226,113
Accounts payable – related parties	102,173	102,173
Accrued liabilities	32,880	28,102
Notes payable – related parties	99,478	95,302
Total current liabilities	459,697	451,690

Shareholders deficit:
Common stock, $.001 par value, 500,000,000 shares authorized; 462,055,263 shares issued and outstanding	468,055	468,055
Additional paid-in capital	2,049,942	2,049,942
Deficit accumulated during the development stage	(2,974,193)	(2,965,385)
Total shareholders’ deficit	(456,196)	(447,388)
Total liabilities and shareholders' deficit	$3,501	4,302

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		Inception (May 9, 2007) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Costs and expenses:
Compensation and related expenses	-	36,000	-	87,800	1,189,324
Office administration	-	300	65	3,228	21,070
Professional fees	-	111,694	3,450	276,822	853,388
Investor relations	-	965	-	9,325	292,444
Merger expenses	-	-	-	-	8,113
Impairment of license agreement	-	32,725	-	32,725	80,100
Acquisition costs of subsidiary	-	-	-	-	220,000
Depreciation and amortization	258	4,668	515	11,556	30,547
Other expenses	-	3,048	-	35,012	292,026
Total costs and expenses	258	189,400	4,030	456,468	2,987,012

Interest expense	2,402	61,452	4,778	91,018	465,946
Gain on deconsolidated subsidiary	-	-	-	-	(478,765)
Net loss	$(2,660)	$(250,852)	$(8,808)	$(547,486)	$(2,974,193))

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	462,055,263	42,549,654	462,055,263	42,969,887

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended September 30,		Cumulative from Inception (May 9, 2007) through
	2009	2008	September 30, 2009
Cash flows from operating activities:
Net income (loss)	$(8,808)	$(547,486)	$(2,974,193)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	515	11,556	21,658
Amortization of deferred financing costs	-	2,502	15,000
Non-cash compensation expense relating to license agreement	-	-	119,900
Impairment of license agreement	-	32,725	80,100
Amortization of debt discount	-	71,504	397,985
Share-based compensation	-	58,750	1,093,481
Non-cash acquisition of subsidiary		-	220,000
Changes in assets and liabilities:
Other current assets		-	15,750
Accounts payable	(947)	73,537	288,468
Accounts payable – related parties	-	45,499	102,173
Accrued liabilities	4,778	96,747	69,448
Net cash used in operating activities	(4,462)	(154,666)	(550,230)
Cash flows from investing activities:
Investment in option agreement	-	-	(20,000)
Property and equipment	-	-	(5,145)
Net cash used in investing activities	-	-	(25,145)
Cash flows from financing activities:
Proceeds from notes payable – related parties	4,176	-	227,176
Repayment of notes payable – related party	-	-	(13,000)
Proceeds from sale of common stock	-	90,000	91,165
Proceeds from exercise of stock options	-	67,239	270,048
Net cash provided by financing activities	4,176	157,239	575,389
Net change in cash	(286)	2,573	14
Cash and cash equivalents, beginning of period	300	1,174	-
Cash and cash equivalents, end of period	$14	$3,747	$14

Supplemental disclosures:
Interest paid	$-	$-	$5,633
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Discount on convertible notes	$-	$397,985	$397,985
Stock issued for accounts payable	-	200,079	-
Cancellation of stock certificate	-	-	300
Short term debt issued for related party accounts payable	-	63,302	-
Issuance of note payable for license agreement	-	-	200,000
Stock issued for prepaid investor relation services	-	-	73,800
Conversion of Notes payable and Accrued Interest	-	-	414,568

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

The following discussion and analysis of the Company’s financial condition as of September 30, 2009 and 2008, and its results of operations for the three months ended September 30, 2009 and 2008, and for period inception (May 9, 2007) through September 30, 2009, should be read in conjunction with the audited consolidated financial statements and notes included in Edgeline Holdings’ Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission.

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

Results of Operations – Inception (May 9, 2007) to September 30, 2009

The Company has had no revenue for period from inception (May 9, 2007) through September 30, 2009.

The Company’s expenses were $2,974,193, which were primarily comprised of compensation and related expenses of $1,189,324, professional fees of $853,388, investor relations expenses of $292,444, interest expense of $465,946 and other miscellaneous expenses of $292,026.

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

As a result of the foregoing, the Company’s net operating loss for the period inception (May 9, 2007) through September 30, 2009 was $2,974,193.

Comparison of Three Months Ended September 30, 2009 and 2008.

The Company has had no revenue for the three months ended September 30, 2009 and 2008.

The Company’s expenses decreased from $189,400 for three months ended September 30, 2008 to $258 for the three months ended September 30, 2009.  The decrease was attributed to the low activity in 2009.

As a result of the foregoing, the Company’s net loss for the three months ended September 30, 2009 totaled $2,660 and the net loss for the same period in 2008 was $250,852.

Comparison of Six Months Ended September 30, 2009 and 2008.

The Company has had no revenue for the six months ended September 30, 2009 and 2008.

The Company’s expenses decreased from $456,648 for six months ended September 30, 2008 to $4,030 for the six months ended September 30, 2009.  The decrease was attributed to the low activity in 2009.

As a result of the foregoing, the Company’s net loss for the three months ended September 30, 2009 totaled $8,808 and the net loss for the same period in 2008 was $547,486.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash in non-restrictive accounts of $14 and negative working capital of $459,683.

Net cash used in operating activities for the six months ended September 30, 2009 was $4,462 compared to $154,666 for same period in 2008.

For the three months ended September 30, 2000, cash provided by financing activities totaled $4,176 compared to $157,239 for same period in 2008.

The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of September 30, 2009, the Company had minimal assets in cash and cash equivalents and negative working capital.  The Company can provide no assurance it will be successful in seeking this or any additional financing, and the failure to obtain any such financing may cause it to curtail its operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2009 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process..

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