Form 10-Q/A
period 2009-06-30
Oncolin Therapeutics, Inc.
filed 2010-05-19
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of May 19, 2010 there were outstanding 463,655,263 shares of common stock, $0.01 par value per share.

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on May 14, 2010 with the Securities and Exchange Commission.  We are amending and restating our financial statements to record a year end adjustment that was inadvertently omitted from the March 31, 2009 financial statements included in our original filing.  The error occurred as a result of our simultaneously preparing delinquent Forms 10-K and 10-Q in order to become current in our SEC filings.  The adjustment is necessary so that the financial statements in this Form 10-Q are consistent with our financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2009, which was filed with the SEC on May 5, 2010.

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to May 14, 2010, the filing date of the original report.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q/A
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

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	March 31, 2009
	(Restated)
ASSETS

Cash and cash equivalents	$14	$300
Total current assets	14	300
Property and equipment, net	3,745	4,002
Total assets	$3,759	4,302

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$225,166	$226,113
Accounts payable – related parties	102,173	102,173
Accrued liabilities	30,478	28,102
Notes payable – related parties	99,478	95,302
Total current liabilities	457,295	451,690

Shareholders deficit:
Common stock, $.001 par value, 500,000,000 shares authorized; 462,055,263 shares issued and outstanding	462,055	462,055
Additional paid-in capital	1,875,942	1,875,942
Deficit accumulated during the development stage	(2,791,533)	(2,785,385)
Total shareholders’ deficit	(453,536)	(447,388)
Total liabilities and shareholders' deficit	$3,759	$4,302

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Inception (May 9, 2007) to
	2009	2008	June 30, 2009
	(Restated)		(Restated)
Revenue	$-	$-	$-

Costs and expenses:
Compensation and related expenses	-	51,800	1,009,324
Office administration	65	2,928	21,070
Professional fees	3,450	165,128	853,388
Investor relations	-	8,360	292,444
Merger expenses	-	-	8,113
Impairment of license agreement	-	-	80,100
Acquisition costs of subsidiary	-	-	220,000
Depreciation and amortization	257	6,888	30,289
Other expenses	-	31,964	292,026
Total costs and expenses	3,772	267,068	2,806,754

Interest expense	2,376	29,565	463,544
Gain on deconsolidated subsidiary	-	-	(478,765)
Net loss	$(6,148)	$(296,633)	$(2,791,533)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	462,055,263	42,332,533

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended June 30,		Cumulative from Inception (May 9, 2007) through June
	2009	2008	30, 2009
	(Restated)		(Restated)
Cash flows from operating activities:
Net income (loss)	$(6,148)	$(296,633)	$(2,791,533)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	257	6,888	21,400
Amortization of deferred financing costs	-	1,251	15,000
Non-cash compensation expense relating to license agreement	-	-	119,900
Impairment of license agreement	-	-	80,100
Amortization of debt discount	-	22,054	397,985
Share-based compensation	-	58,750	913,481
Non-cash acquisition of subsidiary		-	220,000
Changes in assets and liabilities:
Other current assets		-	15,750
Accounts payable	(947)	(5,491)	288,468
Accounts payable – related parties	-	12,414	102,173
Accrued liabilities	2,376	42,827	67,046
Net cash used in operating activities	(4,462)	(157,940)	(550,230)
Cash flows from investing activities:
Investment in option agreement	-	-	(20,000)
Property and equipment	-	-	(5,145)
Net cash used in investing activities	-	-	(25,145)
Cash flows from financing activities:
Proceeds from notes payable – related parties	4,176	-	227,176
Repayment of notes payable – related party	-	-	(13,000)
Proceeds from issuance of common stock	-	90,000	91,165
Proceeds from exercise of stock options	-	67,239	270,048
Net cash provided by financing activities	4,176	157,239	575,389
Net change in cash	(286)	(701)	14
Cash and cash equivalents, beginning of period	300	1,174	-
Cash and cash equivalents, end of period	$14	$473	$14

Supplemental disclosures:
Interest paid	$-	$-	5,633
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Discount on convertible notes	$-	$397,985	$397,985
Stock issued for accounts payable	-	28,500	-
Cancellation of stock certificate	-	-	300
Issuance of note payable for license agreement	-	200,000	200,000
Stock issued for prepaid investor relation services	-	-	73,800
Conversion of Notes payable and Accrued Interest	-	-	414,568

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

Note 5. Restatement

The Company inadvertently failed to record a year end journal entry when preparing its quarterly financial statements.  In addition, the Company inserted the incorrect audited financial statements for the year ended March 31, 2009.  As a result, common stock at March 31, 2009 and at quarter end was over stated by $6,000, additional paid-in capital was overstated by $174,000, and compensation expense, net loss, and accumulated deficit were overstated by $180,000 for the same periods.

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

The Company’s expenses were $2,791,533, which were primarily comprised of compensation and related expenses of $1,009,324, professional fees of $853,388, investor relations expenses of $292,444, interest expense of $463,544 and other miscellaneous expenses of $292,026.

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

As a result of the foregoing, the Company’s net operating loss for the period inception (May 9, 2007) through June 30, 2009 was $2,791,533.

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