Form 10-Q/A
period 2009-09-30
Oncolin Therapeutics, Inc.
filed 2010-05-19
CIK 1229089

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

As of May 19, 2010, there were outstanding 463,655,263 shares of common stock, $0.01 par value per share.

EXPLANATORY NOTE

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

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	March 31, 2009
	(Restated)
ASSETS

Cash and cash equivalents	$14	$300
Total current assets	14	300
Property and equipment, net	3,487	4,002
Total assets	$3,501	4,302

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$225,166	226,113
Accounts payable – related parties	102,173	102,173
Accrued liabilities	32,880	28,102
Notes payable – related parties	99,478	95,302
Total current liabilities	459,697	451,690

Shareholders deficit:
Common stock, $.001 par value, 500,000,000 shares authorized; 462,055,263 shares issued and outstanding	462,055	462,055
Additional paid-in capital	1,875,942	1,875,942
Deficit accumulated during the development stage	(2,794,193)	(2,785,385)
Total shareholders’ deficit	(456,196)	(447,388)
Total liabilities and shareholders' deficit	$3,501	4,302

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		Inception (May 9, 2007) to
	2009	2008	2009	2008	September 30, 2009
	(Restated)		(Restated)		(Restated)
Revenue	$-	$-	$-	$-	$-

Costs and expenses:
Compensation and related expenses	-	36,000	-	87,800	1,009,324
Office administration	-	300	65	3,228	21,070
Professional fees	-	111,694	3,450	276,822	853,388
Investor relations	-	965	-	9,325	292,444
Merger expenses	-	-	-	-	8,113
Impairment of license agreement	-	32,725	-	32,725	80,100
Acquisition costs of subsidiary	-	-	-	-	220,000
Depreciation and amortization	258	4,668	515	11,556	30,547
Other expenses	-	3,048	-	35,012	292,026
Total costs and expenses	258	189,400	4,030	456,468	2,807,012

Interest expense	2,402	61,452	4,778	91,018	465,946
Gain on deconsolidated subsidiary	-	-	-	-	(478,765)
Net loss	$(2,660)	$(250,852)	$(8,808)	$(547,486)	$(2,794,193))

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	462,055,263	42,549,654	462,055,263	42,969,887

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended September 30,		Cumulative from Inception (May 9, 2007) through
	2009	2008	September 30, 2009
	(Restated)		(Restated)
Cash flows from operating activities:
Net income (loss)	$(8,808)	$(547,486)	$(2,794,193)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	515	11,556	21,658
Amortization of deferred financing costs	-	2,502	15,000
Non-cash compensation expense relating to license agreement	-	-	119,900
Impairment of license agreement	-	32,725	80,100
Amortization of debt discount	-	71,504	397,985
Share-based compensation	-	58,750	913,481
Non-cash acquisition of subsidiary		-	220,000
Changes in assets and liabilities:
Other current assets		-	15,750
Accounts payable	(947)	73,537	288,468
Accounts payable – related parties	-	45,499	102,173
Accrued liabilities	4,778	96,747	69,448
Net cash used in operating activities	(4,462)	(154,666)	(550,230)
Cash flows from investing activities:
Investment in option agreement	-	-	(20,000)
Property and equipment	-	-	(5,145)
Net cash used in investing activities	-	-	(25,145)
Cash flows from financing activities:
Proceeds from notes payable – related parties	4,176	-	227,176
Repayment of notes payable – related party	-	-	(13,000)
Proceeds from sale of common stock	-	90,000	91,165
Proceeds from exercise of stock options	-	67,239	270,048
Net cash provided by financing activities	4,176	157,239	575,389
Net change in cash	(286)	2,573	14
Cash and cash equivalents, beginning of period	300	1,174	-
Cash and cash equivalents, end of period	$14	$3,747	$14

Supplemental disclosures:
Interest paid	$-	$-	$5,633
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Discount on convertible notes	$-	$397,985	$397,985
Stock issued for accounts payable	-	200,079	-
Cancellation of stock certificate	-	-	300
Short term debt issued for related party accounts payable	-	63,302	-
Issuance of note payable for license agreement	-	-	200,000
Stock issued for prepaid investor relation services	-	-	73,800
Conversion of Notes payable and Accrued Interest	-	-	414,568

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

Note 2.   Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of September 30, 2009, the Company has accumulated losses since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

The Company’s expenses were $2,794,193, which were primarily comprised of compensation and related expenses of $1,009,324, professional fees of $853,388, investor relations expenses of $292,444, interest expense of $465,946 and other miscellaneous expenses of $292,026.

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

As a result of the foregoing, the Company’s net operating loss for the period inception (May 9, 2007) through September 30, 2009 was $2,794,193.

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