Form 10-K
period 2010-03-31
Oncolin Therapeutics, Inc.
filed 2010-07-14
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010

OR
☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-50541

China Development Group, Inc.
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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Issuer’s revenues for the fiscal year ended March 31, 2010, were $0.00.

The Company’s common stock is not listed on any exchange and does not trade.

The Registrant’s common stock outstanding as of July 14, 2010, was 23,682,763 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

CHINA DEVELOPMENT GROUP, INC.

(pka ONCOLIN THERAPEUTICS, INC.)
INDEX TO FORM 10-K
March 31, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING  STATEMENTS

Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act").  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of China Development Group, Inc. ("the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-K, unless another date is stated, are to March 31, 2010.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Organization

    China Development Group, Inc. (CDG) (formerly, Dragon Gold Resources, Inc., (Dragon Gold) and Edgeline Holdings, Inc. (Edgeline) and Oncolin Therapeutics, Inc. (Oncolin)) was incorporated in the State of Nevada on December 13, 2000, under the name “Folix Technologies, Inc.”  Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc.  The Company's principal business was the development of a Linux based application server and thin client computing systems.  During the year ended March 31, 2005, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. (“DMHI”), a private British Virgin Island company.  DMHI is involved in mineral property acquisition and exploration in China.  On May 5, 2006, the Company and DMHI terminated their agreement dated July 14, 2004.  On June 19, 2007, the shareholders approved a change in the Company’s name to Edgeline Holdings, Inc. and on March 7, 2008 to Oncolin Therapeutics, Inc. On May 18, 2010 Oncolin changed its name to China Development Group, Inc.

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

    As of March 31, 2010, CDG had two wholly-owned subsidiaries as follows:
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
    The Company is in the development stage and its operations are subject to the considerable risks inherent in the establishment of a new business enterprise.  As of March 31, 2010, the Company had experienced cumulative losses equal to $2,845,757.  The Company’s likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business which seeks to obtain funds to finance its operations in a highly competitive environment.  There can be no assurance that the Company will successfully implement any of its plans in a timely or effective manner or that the Company will ever be profitable. In addition, there can be no assurances that we will choose to continue any of our current product candidates because we intend to consider and, as appropriate, divest ourselves of products or businesses that  may no longer be a strategic fit to our business strategy.

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
    The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of March 31, 2010, the Company had minimal assets in cash and cash equivalents and negative working capital.   The Company does not have credit facilities available with financial institutions or other third parties.  The Company can provide no assurance it will be successful in seeking this or any additional financing, and the failure to obtain any such financing may cause it to curtail operations.

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
    We have no revenues and are not currently profitable.  We will likely need to raise additional capital as early as six months or sooner after the closing of additional financing.   Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $2,845,757 as of March 31, 2010.

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

We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our any product .
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

Because we are dependent on clinical research institutions and other contractors for clinical testing and for research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.
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

If we create a product for sale, governmental and third-party payors may subject our potential products to sales and pharmaceutical pricing controls that could limit our potential product revenues and delay profitability .
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

Our product candidates could infringe on the intellectual property rights of others, which may lead to costly litigation, payment of substantial damages or royalties and/or our inability to use essential technologies .
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

              The Company’s Common Stock was listed on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “OCOL.OB” during the fiscal year ending March 31, 2009 and on the pink sheets under the symbol OCOL.PK during the fiscal year ending March 31, 2010.  The following table sets forth the range of high and low bid prices for the last three fiscal years which represent the effect of 1a 1-for-20 reverse stock split.

Year 2010	High	Low
Quarter ended March 31, 2010	$0.00025	$0.0001
Quarter ended December 31, 2009	$0.000325	$0.00008
Quarter ended September 30, 2009	$0.0006	$0.00015
Quarter ended June 30, 2009	$0.0015	$0.00026

Year 2009	High	Low
Quarter ended March 31, 2009	$0.00125	$0.00115
Quarter ended December 31, 2008	$0.000425	$0.00035
Quarter ended September 30, 2008	$0.002	$0.0015
Quarter ended June 30, 2008	$0.0115	$0.0085

ITEM 6.	SELECTED FINANCIAL DATA

              This item does not apply to small reporting companies.

ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
     As a development stage company, substantially all of our efforts will be devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

Results of Operations – March 31, 2009 to March 31, 2010

   The Company has had no revenue for the period from March 31, 2009 through March 31, 2010.

   The Company’s expenses totaled $60,372 from March 31, 2009 through March 31, 2010, which were primarily comprised of professional fees of $42,693, compensation and related expenses of $6,400, interest expense of $9,498 and other general and administrative expenses of $1,781.

   The Company’s net operating loss for the period from March 31, 2009 through March 31, 2010 was $60,372 or $0.003 per share (basic and diluted).

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

   The Company’s net operating loss for the period from March 31, 2008 through March 31, 2009 was $1,048,705 or $0.095 per share (basic and diluted).

Liquidity and Capital Resources

As of March 31, 2010, the Company had cash in non-restrictive accounts of $14 and negative working capital of $503,646.

    Net cash used in operating activities was $4,462.   The Company experienced an increase in accounts payable of $12,847,  increase in accounts payable related party of $25,449 and an increase in accrued liabilities of $9,498.

    For the period, cash provided by financing activities totaled $4,176.

    To execute its business strategy, the Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of March 31, 2010, the Company had minimal assets in cash and cash equivalents and negative working capital.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of China Development Group, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Secure Voice and New Enersource Inc. All significant inter-company accounts and transactions have been eliminated.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight line method over their estimated useful lives.  As of March 31, 2010, the property and equipment consisted of personal computers.

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

The Company has not filed tax returns for 2007-2010. As of March 31, 2010, there is approximately $3,100,000 in accumulated losses for tax purposes. When the tax returns are completed, these losses will give rise to deferred tax assets, a significant portion of which are likely to be net operating loss carry forwards. Due to the May 30, 2007 reverse merger, these net operating loss deferred tax assets will be subject to limitations. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Because of these potential limitations and the Company’s history of losses, the Company has not recognized any deferred tax asset and has placed a full valuation allowance on such assets.

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

FASB ASC 718 requires companies to estimate the fair value of equity share option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized is based on the value of the portion of equity share option award that is ultimately expected to vest. The Company generally attributes the value of stock-based compensation to expense using the straight-line method.

The Company estimates fair value of equity share option awards using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”). This model requires the Company to estimate expected volatility and expected life, which are highly complex and subjective variables. The Company estimates expected term using the safe-harbor provisions of FASB ASC 718, “Share-Based Payment.” The Company estimated its expected volatility by taking the average volatility determined for a peer group of similar publicly-traded companies.

Fair Value of Financial Instruments

The fair value of note payable, cash, accounts payable, and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The Company does not have material financial instruments with off-balance sheet risk.

Table of Contents

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets as of March 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the year ended March 31, 2010 and March 31, 2009 and for the period from May 9, 2007 (inception ) through March 31, 2010	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the period from May 9, 2007 (inception) through March 31, 2010	F-5
Consolidated Statements of Cash Flows for the year ended March 31, 2010 and March 31, 2009 and for the period from May 9, 2007 (inception ) through March 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
China Development Group, Inc. and Subsidiaries (formerly Oncolin Therapeutics, Inc.)
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of China Development Group, Inc. and subsidiaries (formerly Oncolin Therapeutics, Inc.)as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from May 9, 2007, (inception) through March 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Development Group, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from May 9, 2007, (inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has never generated any revenue and has negative working capital.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP
www.malonebailey.com
Houston, Texas

July 14, 2010

Page 17 (F-1)

ITEM 1.	FINANCIAL STATEMENTS

CHINA DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
(formerly ONCOLIN THERAPEUTICS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009

ASSETS

Cash and cash equivalents	$14	$300
Total current assets	14	300
Property and equipment, net	2,286	4,002
Total assets	$2,300	4,302

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$222,460	$226,113
Accounts payable – related parties	144,122	102,173
Accrued liabilities	37,600	28,102
Notes payable – related parties	99,478	95,302
Total liabilities	503,660	451,690

Shareholders' deficit:
Common stock, $.001 par value, 500,000,000 shares authorized; 23,182,763 and
23,102,763 shares issued and outstanding at March 31, 2010 and 2009 respectively	23,183	23,103
Additional paid-in capital	2,321,214	2,314,894
Deficit accumulated during the development stage	(2,845,757)	(2,785,385)
Total shareholders’ deficit	(501,360)	(447,388)
Total liabilities and shareholders' deficit	$2,300	$4,302

See accompanying notes to consolidated financial statements

Page 18 (F-2)

CHINA DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
(formerly ONCOLIN THERAPEUTICS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2010 AND 2009  AND FOR THE PERIOD FROM MAY 9, 2007 (INCEPTION) TO MARCH 31, 2010

	March 31, 2010	March 31, 2009	Inception (May 9, 2007) to March 31, 2010

Operating expenses:
Compensation and related expenses	6,400	281,879	1,015,724
Office administration	65	7,646	21,070
Professional fees	42,693	575,303	892,631
Investor relations	-	19,940	292,444
Merger expenses	-	-	8,113
Impairment of license agreement	-	-	80,100
Acquisition costs of subsidiary	-	-	220,000
Depreciation and amortization	1,716	20,668	31,748
Other expenses	-	186,687	292,026
Total operating expenses	50,874	1,092,123	2,853,856

Interest expense	9,498	435,347	470,666
Gain on deconsolidation of subsidiary	-	(478,765)	(478,765)
Other expenses	9,498	(43,418)	(8,099)

Net loss	$(60,372)	$(1,048,705)	$(2,845,757)

Net loss per share:
Basic and diluted	(0.00)	(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	23,102,982	11,027,845

See accompanying notes to consolidated financial statements

Page 19 (F-3)

CHINA DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
(formerly ONCOLIN THERAPEUTICS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MAY 9, 2007 (INCEPTION) TO MARCH 31, 2010

				Deficit
				Accumulated
			Additional	During the
		Common	Paid-in	Development
	Shares	Stock	Capital	Stage	Total
May 9, 2007 (inception)	-	$-	$-	$-	$-
Issuance of common stock for cash	160,242	160	1,005	-	1,165
Issuance of common stock for services	121,041	121	759	-	880
Common shares issued for reverse merger	31,217	31	(31)	-	0
Issuance of additional common stock in reverse merger	1,723,617	1,724	(1,724)	-	0
Post-merger capitalization	2,036,117	2,036	9	-	2,045
Cancellation of common stock issued	(15,000)	(15)	15	-	0
Issuance of common stock to acquire Intertech Bio	25,000	25	219,975	-	220,000
Issuance of common stock for services	30,000	30	295,970	-	296,000
Issuance of common stock for exercise of stock options	27,360	27	195,246	-	195,273
Issuance of stock options for services	-	-	328,281	-	328,281
Net loss	-	-		(1,736,680)	(1,736,680)
Balance at March 31, 2008	2,103,477	$2,103	$1,039,496	$(1,736,680)	$(695,081)
Issuance of common stock for services	217,775	218	275,169	-	275,387
Issuance of common stock for exercise of stock options	13,123	13	74,762	-	74,775
Issuance of stock options for services	-	-	43,683	-	43,683
Discount on convertible debt due to beneficial conversion feature	-	-	397,985	-	397,985
Issuance of common stock for the conversion of debt	20,728,388	20,729	393,839	-	414,568
Issuance of common stock for cash	40,000	40	89,960	-	90,000
Net loss	-	-	-	(1,048,705)	(1,048,705)
Balance at March 31, 2009	23,102,763	$23,103	$2,314,894	$(2,785,385)	$(447,388)
Issuance of common stock for services	80,000	80	6,320	-	6,400
Net loss	-	-	-	(60,372)	(60,372)
Balance at March 31, 2010	23,182,763	$23,183	$2,321,214	$(2,845,757)	$(501,360)

See accompanying notes to consolidated financial statements

Page 20 (F-4)

CHINA DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
(formerly ONCOLIN THERAPEUTICS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM MAY 9, 2007 (INCEPTION) TO MARCH 31, 2010

	March 31, 2010	March 31, 2009	Inception (May 9, 2007) to March 31, 2010
Cash flows from operating activities:
Net loss	$(60,372)	$(1,048,705)	$(2,845,757)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,716	11,779	22,859
Amortization of deferred financing costs	-	12,915	15,000
Non-cash compensation expense relating to license agreement	-	-	119,900
Amortization of debt discount	-	397,985	397,985
Share-based compensation	6,400	319,070	919,881
Impairment of license agreement	-	-	80,100
Non-cash acquisition costs of subsidiary	-	-	220,000
Changes in assets and liabilities:
Other current assets	-	30,750	15,750
Accounts payable	12,847	180,227	302,262
Accounts payable related parties	25,449	(9,610)	127,622
Accrued liabilities	9,498	(60,060)	74,168
Net cash used in operating activities	(4,462)	(165,649)	(550,230)

Cash flows from investing activities:
Investment in option agreement	-	-	(20,000)
Purchase of property and equipment	-	-	(5,145)
Net cash used in investing activities	-	-	(25,145)

Cash flows from financing activities:
Proceeds from notes payable related parties	4,176	-	227,176
Repayment of notes payable related parties	-	-	(13,000)
Proceeds from issuance of common stock	-	90,000	91,165
Proceeds from exercise of stock options	-	74,775	270,048
Net cash provided by financing activities	4,176	164,775	575,389

Net change in cash	$(286)	$(874)	$14
Cash and cash equivalents, beginning of period	300	1,174	-
Cash and cash equivalents, end of period	$14	$300	$14

Supplemental disclosures:
Interest paid	$-	$1,799	$5,633
Taxes paid	-	-	-

Non-cash investing and financing activities:
Cancellation of stock certificate	$-	$-	$300
Issuance of note payable for license agreement	-	-	200,000
Stock issued for prepaid investor relation services	-	-	73,800
Debt Discount on Convertible Notes	-	397,985	397,985
Conversion of Notes Payable & Accrued Interest	-	414,568	414,568

See accompanying notes to consolidated financial statements

Page 21 (F-5)

CHINA DEVELOPMENT GROUP, INC.AND SUBSIDIARIES
(formerly ONCOLIN THERAPEUTICS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Significant Accounting Policies

Organization and Nature of Business

China Development Group, Inc. (CDG) (formerly, Oncolin Therapeutics, Inc. (Oncolin), formerly, Edgeline Holdings, Inc. (Edgeline), formerly, Dragon Gold Resources, Inc., (Dragon Gold)) was incorporated in Nevada on December 13, 2000.

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

On May 18, 2010, the Company amended its Articles of Incorporation to change the name of the Company from “Oncolin Therapeutics, Inc.” to “China Development Group, Inc. and implement a 20-for-1 reverse stock split. The accompanying consolidated financial statements and related notes give effect to the reverse stock split as of inception (May 9, 2007).

As of March 31, 2010, Oncolin had two wholly-owned subsidiaries as follows:

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

Intertech Bio Corporation (“Intertech Bio”) – Intertech Bio was incorporated in the State of Texas on August 8, 2007.  Its primary purpose was to focus on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems. On February 23, 2009, the Company distributed 75% of their ownership in Intertech Bio in exchange for the assumption of certain liabilities and future obligations associated with the ongoing operations of Intertech Bio.  CDG will retain an approximate 25% interest in Intertech Bio and will not be responsible for future costs associated with Intertech Bio.

Principles of Consolidation

The consolidated financial statements include the accounts of China Development Group, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Secure Voice and New Enersource Inc. All significant inter-company accounts and transactions have been eliminated.

Page 22 (F-6)

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight line method over their estimated useful lives.  As of March 31, 2010, the property and equipment consisted of personal computers.

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

The Company has not filed tax returns for 2007-2010. As of March 31, 2010, there is approximately $3,100,000 in accumulated losses for tax purposes. When the tax returns are completed, these losses will give rise to deferred tax assets, a significant portion of which are likely to be net operating loss carry forwards. Due to the May 30, 2007 reverse merger, these net operating loss deferred tax assets will be subject to limitations. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Because of these potential limitations and the Company’s history of losses, the Company has not recognized any deferred tax asset and has placed a full valuation allowance on such assets.

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

FASB ASC 718 requires companies to estimate the fair value of equity share option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized is based on the value of the portion of equity share option award that is ultimately expected to vest. The Company generally attributes the value of stock-based compensation to expense using the straight-line method.

The Company estimates fair value of equity share option awards using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”). This model requires the Company to estimate expected volatility and expected life, which are highly complex and subjective variables. The Company estimates expected term using the safe-harbor provisions of FASB ASC 718, “Share-Based Payment.” The Company estimated its expected volatility by taking the average volatility determined for a peer group of similar publicly-traded companies.

Fair Value of Financial Instruments

The fair value of note payable, cash, accounts payable, and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The Company does not have material financial instruments with off-balance sheet risk.

Page 23 (F-7)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of March 31, 2010, the Company has accumulated losses of $2,845,757 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Note 3.	Property and Equipment

Property and equipment consist of the following at March 31, 2010 and 2009, respectively:

	2010	2009
Computers	$5,145	$5,145

Less: accumulated depreciation	2,859	1,143
	$2,286	$4,002

Note 4.	Accounts Payable – Related Parties

Certain officers, directors and consultants, who are also stockholders of the Company, have paid for goods and services, or incurred expenses, for the benefit of the Company.  As of March 31, 2010 and 2009, the amounts owed to these related parties were $144,122 and $102,173, respectively.

Page 24 (F-8)

Note 5.	Notes Payable – Related Parties

Notes payable related parties as of March 31, 2010 and March 31, 2009 consist of the following:

Description	March 31, 2010	March 31, 2009

On June 13, 2007, Oncolin entered into a note agreement with Tommy Allen, a shareholder of the Company in the principal amount of $20,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007. Mr. Allen verbally agreed to extend the due date of the note and accrued interest to March 31, 2010. No principal or interest payments have been made through the date of this filing.	7,000	7,000

On July 24, 2007, Oncolin entered into a note agreement with SCJ Resources Corporation, an entity owned 100% by the Company’s former CFO, in the principal amount of $25,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007.  In addition, the Company agreed to pay SCJ Resources Corporation a 10% transaction fee that will accrue interest from the date of the note.  This due date of the note is on June 1, 2008and therefore currently in default.  The Company is withholding payment pending the outcome of a litigation between SCJ Resources Corporation and an affiliate owned by the major shareholder of the Company. No principal or interest payments have been made through the date of this filing.
	25,000	25,000

During FY 2010, the Company entered into a note agreement with Kevan Casey, a Director of the Company, in the principal amount of $4,676 and an annual interest rate of 0%. The principal and accrued and unpaid interests are due upon demand.	4,176	-

On September 30, 2008, Oncolin entered into a note agreement with J. Leonard Ivins, an officer of the Company, in the principal amount of $63,302 at annual interest rate of 10%. The note was executed in exchange for the cancellation of Mr. Ivins’ employment agreement and all outstanding amounts due to him as of September 30, 2008 and therefore currently in default.. The note and accrued interest are due on January 30, 2009. No principal or interest payments have been made through the date of this filing.	63,302	63,302

Total	$99,478	$95,302

Page 25 (F-9)

Note 6.	Common Stock

Fiscal 2010

On March 31, 2010, the Company issued 80,000 shares of its common stock to its CEO as compensation.

On May 18, 2010, the shareholders approved a 1-for-20 reverse split for the company outstanding common stock.

Fiscal 2009

On May 1, 2008, the Company issued 7,500 shares of its common stock to a professional firm for legal services valued at $51,000. In June 2008, the company sold 40,000 shares of common stock to individuals for cash proceeds totaling $90,000.

On August 4, 2008, the Company issued 121,875 shares to J. Leonard Ivins as part of the settlement of amounts due him. The Company valued these shares at $146,250.

Also on August 4, 2008, the Company issued 58,400 shares valued at $70,080 to third parties for services rendered

On November 14, 2008, the Company issued 30,000 shares of its common stock to a professional firm for legal services which the Company valued at $8,057.

On October 28, 2008, the Company issued 20,728,389 shares of its restricted common stock for conversion of debt and accrued interest with a carrying amount of $414,568.  See Note 8.

Also on October 28, 2008, the Company issued 13,123 shares of its restricted common stock for exercise of stock options for which the received $74,775 in proceeds.

Fiscal 2008

Secure Voice Communications, Inc. (Texas) issued 1,482,400 shares of common stock to its founding stockholders in exchange for $1,000 in cash. On May 17, 2007, Secure Voice Communications, Inc. (Texas) issued 82,500 shares of its common stock for cash of $165 and 440,000 shares of its common stock for services which it valued at $880. On May 31, 2007, Secure Voice Communications, Inc. (Texas) exchanged 100% of its common stock for approximately 98.5% of Oncolin as discussed in Note 1.

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

On September 30, 2007, the Company issued 5,000 shares of its restricted common stock to two companies for consulting services which the Company valued at $82,000, the fair market value on the date of issuance.

During the quarter ended September 30, 2007, the Company issued 16,360 shares of its common stock through the exercise of stock options for total proceeds of $177,673.

On November 7, 2007, the Company acquired all of the outstanding capital stock from the shareholders of Intertech Bio Corporation, a Texas corporation, through the issuance of 25,000 shares of its restricted common stock, which the Company valued at $220,000, the fair market value on the date of the acquisition. The entire value of $220,000 was charged to expense as acquisition costs. In addition, the Company issued 5,000 shares of its restricted common stock to two individuals pursuant to their consulting agreements which the Company valued at $46,000, the fair market value on the date of issuance. Administratively, the Company has not issued the stock certificates to the shareholders of Intertech Bio Corporation or the consultants as the Company is renegotiating the transaction. The 30,000 shares of common stock are included in the issued and outstanding calculations as if they had been issued.

On November 8, 2007, the Company issued 5,000 shares of its restricted common stock to two individuals for consulting services which the Company valued at $46,000, the fair market value on the date of issuance.

On November 15, 2007, the Company issued 15,000 shares of its restricted common stock to Donald Picker, the Company’s Chief Operating Officer, pursuant to his consulting agreement which the Company valued at $129,000, the fair market value on the date of issuance.

On December 19, 2007, the Company issued 5,000 shares of its common stock to an individual as payment for past and future legal services which the Company valued at $39,000, the fair market value on the date of issuance.

On December 20, 2007, the Company received a certificate for 15,000 shares of its common stock from a former shareholder of Secure Voice Communications, Inc., which the Company has returned to the transfer agent to be cancelled.

In January 2008, the Company issued 11,000 shares of the common stock for the exercise of stock options for total proceeds of $17,600.

Page 26 (F-10)

Note 7.	Stock Options

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

In January 2008, Company granted stock options for 220,000 shares of its common stock to an individual for consulting services which the Company valued at $76,355 using the Black-Scholes option pricing model.

The following table summarizes stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at May 9, 2007 (inception)	-	$-	$-	-
Granted	2,597,199	0.31	-	-
Exercised	(547,199)	0.36	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at March 31, 2008	2,050,000	0.11	874,886	4.9

Granted	946,305	0.66	-	-
Exercised	(262,460)	0.30	-	-
Forfeited	(2,350,000)	0.10	-	-
Expired	-	-	-	-

Outstanding at March 31, 2009	383,845	1.07	-	0.25
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(383,845)	1.07	-	-
Outstanding at March 31, 2010	-	$-	$-	-

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

There was no unrecognized compensation expense and stock option activity during the fiscal year ended March 31, 2010.

Page 27 (F-11)

Note 8.	Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2010 and 2009, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,900,000 and $2,850,000 at March 31, 2010 and 2009 and will expire beginning in 2028.

At March 31, 2010 and 2009 deferred tax assets consisted of the following:

	2010	2009
Deferred tax assets
Net operating losses	$988,000	$970,000
Less: valuation allowance	(988,000)	(970,000)
Net deferred tax asset	$-	$-

Note 9.	Deconsolidation of Intertech Bio, Inc.

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

Note 10.	Subsequent Events

In April 2010, the Company issued 500,000 shares of its common stock to J. Leonard Ivins as a bonus for services rendered during the fiscal year ended March 31, 2010.  The fair market value of the common stock on the date of grant was $40,000.

On May 18, 2010, the shareholders adopted the 2010 Stock Option Plan (the “2010 Plan”), which allows for the issuance of up to 2,250,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  The shareholders also approved a 1-for-20 reverse split for the company outstanding common stock.

Page 28 (F-12)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March31, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of March31, 2010, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March31, 2010 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of March31, 2010, our management concluded that our internal controls over financial reporting were ineffective as of March31, 2010. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

Upon the constitution of the Audit Committee, it is expected that all of the members of the audit committee will be non-employee directors who: (1) met the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (2) did not participate in the preparation of our financial statements or the financial statements of the Company.; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The board has determined that none of its directors qualify as an audit committee financial expert as defined in Item 407(d) of Regulation S-X.

Option Grants, Long-Term Incentive Plans and Employment Agreements

The Company currently does not have any stock options outstanding pursuant to any stock option plan or long-term incentive plans.

Code of Ethics
The Company adopted a Code of Ethics that applies to all of its directors and officers. The Code will be filed as an exhibit to a Current Report on Form 8-K. Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at China Development Group, Inc., 710 N. Post Oak Road, Suite 410, Houston, Texas 77401, Attention: J. Leonard Ivins, Chief Executive Officer.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Other Compensation ($)	Total ($)
J. Leonard Ivins Chief Executive Officer	2010	-0-	6,400	-0-	-0-	6,400

	2009	-0-	-0-	-0-	146,250	146,250

Outstanding Equity Awards at Fiscal Year End Table

The table below sets forth information with respect to our named executive officers regarding the value of equity compensation as of March 31, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
J. Leonard Ivins	-0-	-0-	-0-	-0-	n/a

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

In December 2007, the Company’s wholly-owned subsidiary and Mr. Ivins entered into an employment agreement where it agreed to employ Mr. Ivins as its chief executive officer.  The employment agreement terminates in November 2010.  Under the employment agreement, both parties have the right to terminate the agreement at any time upon 30 days written notice.  Additionally, the Company’s wholly-owned subsidiary may terminate the agreement immediately upon written notice for “cause” as defined therein.  The employment agreement entitles Mr. Ivins to a monthly base salary of $7,000, a monthly allowance of $1,350 for business related expenses and a stock bonus of 1,600,000 shares of the Company’s Common Stock.  Mr. Ivins waived the base salary and monthly allowance provisions of his contract for the year ended March 31, 2010.  Mr. Ivins was awarded his bonus on March 31, 2010.

DIRECTOR AND EXECUTIVE COMPENSATION

Directors who are also employees do not receive any additional compensation for serving as a director.  No director received any fee for his services during the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2010, the number and percentage of outstanding shares of Company common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the current named executive officers as defined in Item 402 of Regulation S-B; and (d) all current directors and executive officers, as a group.  As of March 31, 2009, there were 468,055,263 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of
	Owned	Class (2)
Silver Star Holdings (3) Officers and Directors	19,408,385	83.7%
J. Leonard Ivins	361,875	1.6%

(1)	Unless otherwise indicated, the mailing address of the beneficial owner is c/o China Development Group, Inc., 710 N. Post Oak Road., Suite 410, Houston, Texas 77024.

(2)
The percentage of beneficial ownership of Common Stock is based on 23,182,763 shares of Common Stock outstanding as of July 14, 2010 and excludes all shares of Common Stock issuable upon the exercise of outstanding options, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of July 14, 2010.

(3)	The business address of Silver Star Holdings is PO Box 27949, Houston, Texas 77227-7949.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for professional services rendered by GBH CPAs, PC and Thomas Leger & Co., LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q for fiscal years 2009 and 2008 are set forth in the table below.

	2010	2009
Malone Bailey LLP	5,000	8,000
GBH CPAs, PC	-	15,000
	$5,000	$23,000

Audit-Related Fees.

During the fiscal years ended March 31, 2010 and 2009, no assurance or related services were performed by either Malone & Bailey or GBH CPAs, PC that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.

During the fiscal year ended March 31, 2010 and 2009, no fees were billed by either Malone & Bailey or GBH CPAs, PC for tax compliance, tax advice or tax planning services.

All Other Fees.

During the fiscal years ended March 31, 2010 and 2009, no fees were billed by either Malone & Bailey or GBH CPAs, PC other than the fees set forth under the caption “Audit Fees” above.

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

CHINA DEVELOPMENT GROUP, INC.

By:	/s/ J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer
Date: July 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Leonard Ivins	Chief Executive Officer and	July 14, 2010
J. Leonard Ivins	Chairman of the Board

/s/ Kevan Casey	Director	July 14, 2010
Kevan Casey