Form 10-Q
period 2010-06-30
Oncolin Therapeutics, Inc.
filed 2010-08-16
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010 there were outstanding 23,682,763 shares of common stock, $0.001 par value per share.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-QSB
June 30, 2010

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets (unaudited)
		June 30, 2010 and March 31, 2010	3

		Consolidated Statements of Operations (unaudited)
		Three Months Ended June 30, 2010 and 2009, and
		Inception (May 9, 2007) through June 30, 2010	4

		Consolidated Statements of Cash Flow (unaudited)
		Three Months Ended June 30, 2010 and 2009, and
		Inception (May 9, 2007) through June 30, 2010	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

	Item 4.	Controls and Procedures	8

Part II	Other Information

	Item 5.	Exhibits

PART I.                FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010

ASSETS

Cash and cash equivalents	$14	$14
Total current assets	14	14
Property and equipment, net	2,071	2,286
Total assets	$2,085	2,300

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$227,480	$222,460
Accounts payable – related parties	144,122	144,122
Accrued liabilities	40,751	37,600
Convertible notes payable – related parties	63,302	-
Notes payable – related parties	42,278	99,478
Total current liabilities	517,933	503,660

Shareholders deficit:
Common stock, $.001 par value, 500,000,000 shares authorized; 23,682,763 and 23,182,763 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	23,683	23,183
Additional paid-in capital	2,360,714	2,321,214
Deficit accumulated during the development stage	(2,900,245)	(2,845,757)
Total shareholders’ deficit	(515,848)	(501,360)
Total liabilities and shareholders' deficit	$2,085	$2,300

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Inception (May 9, 2007) to
	2010	2009	June 30, 2010

Revenue	$-	$-	$-

Costs and expenses:
Compensation and related expenses	40,000	-	1,055,724
Office administration	4,463	65	25,533
Professional fees	6,659	3,450	899,290
Investor relations	-	-	292,444
Merger expenses	-	-	8,113
Impairment of license agreement	-	-	80,100
Acquisition costs of subsidiary	-	-	220,000
Depreciation and amortization	215	257	31,963
Other expenses	-	-	292,026
Total costs and expenses	51,337	3,772	2,905,193

Interest expense	3,151	2,376	473,817
Gain on deconsolidated subsidiary	-	-	(478,765)
Net loss	$(54,488)	$(6,148)	$(2,900,245)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	23,561,884	23,102,763

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended June 30,		Cumulative from Inception (May 9, 2007) through June
	2010	2009	30, 2010
Cash flows from operating activities:
Net income (loss)	$(54,488)	$(6,148)	$(2,900,245)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	215	257	23,074
Amortization of deferred financing costs	-	-	15,000
Non-cash compensation expense relating to license agreement	-	-	119,900
Impairment of license agreement	-	-	80,100
Amortization of debt discount	-	-	397,985
Share-based compensation	40,000	-	959,881
Non-cash acquisition of subsidiary	-	-	220,000
Changes in assets and liabilities:
Other current assets	-	-	15,750
Accounts payable	5,020	(947)	307,282
Accounts payable – related parties	-	-	127,622
Accrued liabilities	3,151	2,376	77,319
Net cash used in operating activities	(6,102)	(4,462)	(556,332)
Cash flows from investing activities:
Investment in option agreement	-	-	(20,000)
Property and equipment	-	-	(5,145)
Net cash used in investing activities	-	-	(25,145)
Cash flows from financing activities:
Proceeds from notes payable – related parties	6,102	4,176	233,278
Repayment of notes payable – related party	-	-	(13,000)
Proceeds from issuance of common stock	-	-	91,165
Proceeds from exercise of stock options	-	-	270,048
Net cash provided by financing activities	6,102	4,176	581,491
Net change in cash	-	(286)	14
Cash and cash equivalents, beginning of period	14	300	-
Cash and cash equivalents, end of period	$14	$14	$14

Supplemental disclosures:
Interest paid	$-	$-	$5,633
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Discount on convertible notes	$-	$-	$397,985
Cancellation of stock certificate	-	-	300
Issuance of note payable for license agreement	-	-	200,000
Stock issued for prepaid investor relation services	-	-	73,800
Conversion of notes payable to common stock	-	-	414,568
Convertible note payable issued to extinguish note payable	63,302	-	63,302

See accompanying notes to unaudited consolidated financial statements.

ONCOLIN THERAPEUTICS, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of China Development Group, Inc. (the "Company" or "Oncolin") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These consolidated financial statements should be read in conjunction with the audited financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC on July 14, 2010.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended March 31, 2010 as reported in the 10-K have been omitted.

On May 19, 2010, the Board of Directors and the Majority Shareholders approved an Amendment to our Amended and Restated Articles of Incorporation to change our corporate name to China Development Group, Inc.(the “June Name Change”) and a 1-for-20 reverse split of our issued and outstanding Common Stock (the “Reverse Split”).  The June Name Change was made in order to reflect the Company’s focus on developing product candidates for the Chinese markets.   As noted in our Form 14C filed with the SEC on June 12, 2010, the June Name Change and Reverse Split will become effective as of the date of filing the reincorporation documents, with such date being referred to as the “effective time.”   These filings have not been completed and the June Name Change and Reverse Split have not become effective.  Accordingly, the Company’s name remains Oncolin Therapeutics, Inc.  The Company anticipates completing these filings during the 3rd calendar quarter of the year.

Note 2.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of June 30, 2010, the Company has accumulated losses since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Note 3.  Related Party Transactions

During the three months ended June 30, 2010, a director advanced $6,102 to the Company for working capital purposes.  The advances do not bear interest and have no specified date of repayment.

In April 2010, the company amended a note payable in the amount of $63,302 to the chief executive officer to include a conversion feature which would allow the holder to convert the note payable and associated accrued interest into shares of the Company’s common stock at a conversion rate of $1.00 per share. The convertible note payable is due upon demand and has an interest rate of 10% per annum.

Note 4.  Common Stock

In April 2010, the Company issued 500,000 shares of the Company’s common stock as bonus to the chief executive officer.  The common stock had a fair value of $40,000 on the date of the grant based off the quoted market price of the common stock on the date of issuance.

On May 18, 2010, the shareholders approved a 1-for-20 reverse split for the company outstanding common stock. All share and per share amounts herein have been retroactively restated to reflect this stock split.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of June 30, 2010 and 2009, and its results of operations for the three months ended June 30, 2010 and 2009, and for period inception (May 9, 2007) through June 30, 2010, should be read in conjunction with the audited consolidated financial statements and notes included in Oncolin’s Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission.

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

Results of Operations – Inception (May 9, 2007) to June 30, 2010

The Company has had no revenue for period from inception (May 9, 2007) through June 30, 2010.

The Company’s expenses were $2,900,245, which were primarily comprised of compensation and related expenses of $1,055,724, professional fees of $899,290, investor relations expenses of $292,444, interest expense of $473,817 and other miscellaneous expenses of $292,026.

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

As a result of the foregoing, the Company’s net operating loss for the period inception (May 9, 2007) through June 30, 2010 was $2,900,245.

Comparison of Three Months Ended June 30, 2010 and 2009.

The Company has had no revenue for the three months ended June 30, 2010 and 2009.

The Company’s expenses increased from $6,148 for three months ended June 30, 2009 to $54,488 for three months ended June 30, 2010.  The increase of $48,340 was mainly attributed to a $40,000 bonus paid in common stock and $3,209 in audit and accounting fees related to our public filings.

As a result of the foregoing, the Company’s net loss for the three months ended June 30, 2010 totaled $54,488 and the net loss for the same period in 2009 was $6,148.

Liquidity and Capital Resources

As of June 30, 2010, the Company had cash in non-restrictive accounts of $14 and negative working capital of $517,933.

Net cash used in operating activities for the three months ended June 30, 2010 and 2009 was $6,102 and $4,462, respectively.

For the three months ended June 30, 2010 and 2009, cash provided by financing activities totaled $6,102 and $4,176, respectively.

The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of June 30, 2010, the Company had minimal assets in cash and cash equivalents and negative working capital.  The Company can provide no assurance it will be successful in seeking this or any additional financing, and the failure to obtain any such financing may cause it to curtail its operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2010 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process.

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