Form 10-Q
period 2010-09-30
Bering Exploration, Inc.
filed 2010-11-15
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 000-50541

Bering Exploration, Inc.

(Exact name of small business issuer as specified in its charter)

Oncolin Therapeutics, Inc.

(Former Name if Applicable)

Nevada	88-0507007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

710 North Post Oak, Suite 410, Houston, Texas 77024

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

As of November 15, 2010 there were outstanding 23,882,763 shares of common stock, $0.001 par value per share.

BERING EXPLORATION, INC. AND SUBSIDIARIES
INDEX TO FORM 10-QSB
September 30, 2010

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets (unaudited)
		September 30, 2010 and March 31, 2010	3

		Consolidated Statements of Operations (unaudited)
		Three and Six Months Ended September 30, 2010 and 2009, and
		Inception (May 9, 2007) through September 30, 2010	4

		Consolidated Statements of Cash Flow (unaudited)
		Six Months Ended September 30, 2010 and 2009, and
		Inception (May 9, 2007) through September 30, 2010	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

	Item 4.	Controls and Procedures	8

Part II	Other Information

	Item 5.	Exhibits

PART I.                FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BERING EXPLORATION, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010

ASSETS

Cash and cash equivalents	$14	$14
Total current assets	14	14
Property and equipment, net	1,856	2,286
Oil and Gas Properties – unproved	32,000	-
Total assets	$33,870	2,300

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$218,450	$222,460
Accounts payable – related parties	144,122	144,122
Accrued liabilities	46,024	37,600
Convertible notes payable – related parties	63,302	-
Notes payable – related parties	77,412	99,478
Total current liabilities	549,310	503,660

Total liabilities	549,310	503,660

Shareholders deficit:
Common stock, $.001 par value, 500,000,000 shares authorized; 23,882,763 and 23,182,763 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	23,883	23,183
Additional paid-in capital	2,392,514	2,321,214
Deficit accumulated during the development stage	(2,931,837)	(2,845,757)
Total shareholders’ deficit	(515,440)	(501,360)
Total liabilities and shareholders' deficit	$33,870	$2,300

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		Inception (May 9,2007) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-

Costs and expenses:
Compensation and related expenses		-	40,000	-	1,055,724
Office administration	4,273	-	8,736	65	29,806
Professional fees	21,831	-	28,490	3,450	921,121
Investor relations	-	-	-	-	292,444
Merger expenses	-	-	-	-	8,113
Impairment of license agreement	-	-	-	-	80,100
Acquisition costs of subsidiary	-	-	-	-	220,000
Depreciation and amortization	215	258	430	515	32,178
Other expenses	-	-	-	-	292,026
Total costs and expenses	26,319	258	77,656	4,030	2,931,512

Interest expense	5,273	2,402	8.424	4,778	479,090
Gain on deconsolidated subsidiary	-	-	-	-	(478,765)
Net loss	$(31,592)	$(2,660)	$(86,080)	$(8,088)	$(2.931,837)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	23,779,466	23,102,763	23,395,785	23,102,763

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended September 30,		Cumulative from Inception (May 9, 2007) through
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net income (loss)	$(86,080)	$(8,808)	$(2,931,837)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	430	515	23,289
Amortization of deferred financing costs	-	-	15,000
Non-cash compensation expense relating to license agreement	-	-	119,900
Impairment of license agreement	-	-	80,100
Amortization of debt discount	-	-	397,985
Share-based compensation	40,000	-	959,881
Non-cash acquisition of subsidiary	-	-	220,000
Changes in assets and liabilities:
Other current assets	-	-	15,750
Accounts payable	(4,010)	(947)	298,252
Accounts payable – related parties	-	-	127,622
Accrued liabilities	8,424	4,778	82,592
Net cash used in operating activities	(41,236)	(4,462)	(591,466)
Cash flows from investing activities:
Investment in option agreement	-	-	(20,000)
Property and equipment	-	-	(5,145)
Net cash used in investing activities	-	-	(25,145)
Cash flows from financing activities:
Proceeds from notes payable – related parties	41,236	4,176	268,412
Repayment of notes payable – related party	-	-	(13,000)
Proceeds from issuance of common stock	-	-	91,165
Proceeds from exercise of stock options	-	-	270,048
Net cash provided by financing activities	41,236	4,176	616,625
Net change in cash	-	(286)	14
Cash and cash equivalents, beginning of period	14	300	-
Cash and cash equivalents, end of period	$14	$14	$14

Supplemental disclosures:
Interest paid	$-	$-	$5,633
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Discount on convertible notes	$-	$-	$397,985
Cancellation of stock certificate	-	-	300
Issuance of note payable for license agreement	-	-	200,000
Stock issued for prepaid investor relation services	-	-	73,800
Stock issued for purchase of Assets	32,000		32,000
Conversion of notes payable to common stock	-	-	414,568
Convertible note payable issued to extinguish note payable	63,302	-	63,302

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of Bering Exploration, Inc. (the "Company" or "Bering") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These consolidated financial statements should be read in conjunction with the audited financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC on July 14, 2010.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended March 31, 2010 as reported in the 10-K have been omitted.

On May 19, 2010, the Board of Directors and the Majority Shareholders approved an Amendment to our Amended and Restated Articles of Incorporation to change our corporate name to Bering Exploration, Inc.(the “June Name Change”) and a 1-for-20 reverse split of our issued and outstanding Common Stock (the “Reverse Split”).  The June Name Change was made in order to reflect the Company’s focus on developing product candidates for the Chinese markets.   As noted in our Form 14C filed with the SEC on June 12, 2010, the June Name Change and Reverse Split will become effective as of the date of filing the reincorporation documents, with such date being referred to as the “effective time.”   These filings have not been completed and the June Name Change and Reverse Split have not become effective.  Accordingly, the Company’s name remains Bering Exploration, Inc.  The Company anticipates completing these filings during the 3rd calendar quarter of the year.

On July 31, 2010, the Board of Directors and the Majority Shareholders approved an Amendment to our Amended and Restated Articles of Incorporation to change our corporate name to Bering Exploration, Inc.  This name change and the Reverse Split became effective on September 9, 2010.

Significant accounting policies

Oil and Natural Gas Properties
We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center on a country by country basis.  Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.
Costs associated with unevaluated properties are capitalized as oil and natural gas properties but are excluded from the amortization base during the evaluation period. When we determine whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are transferred into the amortization base and thereby become subject to amortization.  We evaluate unevaluated properties for impairment at least annually.

Capitalized costs included in the amortization base are depleted using the units of production method based on proved reserves.  Depletion is calculated using the capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values.

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly.  Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects.  Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.

Asset Retirement Obligation
We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gas gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred.

Revenue Recognition
We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the entitlement method.

Note 2.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of September 30, 2010, the Company has accumulated losses since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Note 3.  Related Party Transactions

During the three and six months ended September 30, 2010, a director advanced $35,134 and $41,236, respectively, to the Company for working capital purposes.  The advances do not bear interest and have no specified date of repayment.

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

In August 2010, the Company issued 200,000 shares of the Company’s common stock in exchange for a 5% back end after payout working interest in an oil and gas drilling prospect located in South Texas.  The common stock had a fair market value of $32,000 on the date of the agreement.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of September 30, 2010 and 2009, and its results of operations for the three months ended September 30, 2010 and 2009, and for period inception (May 9, 2007) through September 30, 2010, should be read in conjunction with the audited consolidated financial statements and notes included in Bering’s Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission.

Overview

In July 2010, the Company determined to primarily focus its business on the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids from conventional reservoirs within the United States.   We have a 5% back end after payout working interest in a single well being drilled in South Texas, along the Texas Gulf Coast.

In addition, the Company owns 25% of Intertech Bio, which is developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems.  The Company is not actively involved in the management of Intertech Bio.

Results of Operations – Inception (May 9, 2007) to September 30, 2010

The Company has had no revenue for period from inception (May 9, 2007) through September 30, 2010.

The Company’s expenses were $2,931,837 since inception, which were primarily comprised of compensation and related expenses of $1,055,724, professional fees of $921,121, investor relations expenses of $292,444, interest expense of $479,090 and other miscellaneous expenses of $292,026.

In addition to the foregoing expenses, the Company performed an impairment test on the carrying value of the license agreement it had acquired from Secure Voice Communications, Inc. (Florida) and determined that an impairment charge for the full carrying value of $80,100 was warranted.  In connection with the license agreement acquisition, Secure Voice Communications, Inc. (Texas) issued a promissory note to Secure Voice Communications, Inc. (Florida) in the principal amount of $200,000.  This amount exceeded the estimated fair value of the license agreement of $80,100 and the excess amount of $119,900 was charged to compensation expense.

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

As a result of the foregoing, the Company’s net operating loss for the period inception (May 9, 2007) through September 30, 2010 was $2,931,837.

Comparison of Three Months Ended September 30, 2010 and 2009.

The Company has had no revenue for the three months ended September 30, 2010 and 2009.

The Company’s expenses increased from $2,660 for three months ended September 30, 2009 to $31,592 for three months ended September 30, 2010.  The increase of $28,932 was mainly attributed to a $24,515 in professional fees, $4,601 in audit and accounting fees related to our public filings.

As a result of the foregoing, the Company’s net loss for the three months ended September 30, 2010 totaled $31,592 and the net loss for the same period in 2009 was $2,660.

Comparison of Six Months Ended September 30, 2010 and 2009.

The Company has had no revenue for the six months ended September 30, 2010 and 2009.

The Company’s expenses increased from $8,088 for six months ended September 30, 2009 to $86,080 for six months ended September 30, 2010.  The increase of $77,992 was mainly attributed to compensation expense of $40,000,  $28,490 in professional fees, $8,736  in audit and accounting fees related to our public filings.

As a result of the foregoing, the Company’s net loss for the six months ended September 30, 2010 totaled $86,080 and the net loss for the same period in 2009 was $8,088.

Liquidity and Capital Resources

As of September 30, 2010, the Company had cash in non-restrictive accounts of $14 and negative working capital of $549,297.

Net cash used in operating activities for the six months ended September 30, 2010 and 2009 was $41,236 and $4,462, respectively.

For the six months ended September 30, 2010 and 2009, cash provided by financing activities totaled $41,236 and $4,176, respectively.

The Company needs to obtain significant additional capital resources through equity and/or debt financings.  As of September 30, 2010, the Company had minimal assets in cash and cash equivalents and negative working capital.  The Company can provide no assurance it will be successful in seeking this or any additional financing, and the failure to obtain any such financing may cause it to curtail its operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2010 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process.

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

BERING EXPLORATION, INC.

By:	/s/ J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer
Date: November 15, 2010