Form 10-Q
period 2010-12-31
Bering Exploration, Inc.
filed 2011-02-14
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 14, 2010 there were outstanding 23,882,763 shares of common stock, $0.001 par value per share.

BERING EXPLORATION, INC. AND SUBSIDIARIES
INDEX TO FORM 10-QSB
December 31, 2010

Part I	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (unaudited)
		December 31, 2010 and March 31, 2010	3

		Condensed Consolidated Statements of Operations (unaudited)
		Three and Nine Months Ended December 31, 2010 and 2009, and
		Inception (May 9, 2007) through December 31, 2010	4

		Condensed Consolidated Statements of Cash Flow (unaudited)
		Nine Months Ended December 31, 2010 and 2009, and
		Inception (May 9, 2007) through December 31, 2010	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

	Item 4.	Controls and Procedures	9

Part II	Other Information

	Item 5.	Exhibits	10

PART I.                FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BERING EXPLORATION, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS

Cash and cash equivalents	$2,122	$14
Total current assets	2,122	14
Property and equipment, net	1,641	2,286
Oil and Gas Properties – unproved	32,000	-
Total assets	$35,763	2,300

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$128,719	$222,460
Accounts payable – related parties	156,068	144,122
Accrued liabilities	38,374	37,600
Convertible notes payable – related parties	63,302	-
Notes payable – related parties	93,966	99,478
Total current liabilities	480,429	503,660

Total liabilities	480,429	503,660

Shareholders deficit:
Common stock, $.001 par value, 500,000,000 shares authorized; 23,882,763 and 23,182,763 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	23,883	23,183
Additional paid-in capital	2,437,600	2,321,214
Deficit accumulated during the development stage	(2,906,149)	(2,845,757)
Total shareholders’ deficit	(444,666)	(501,360)
Total liabilities and shareholders' deficit	$35,763	$2,300

See accompanying notes to unaudited condensed consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,		Inception (May 9,2007) to
	2010	2009	2010	2009	December 31, 2010

Revenue	$-	$-	$-	$-	$-

Costs and expenses:
Compensation and related expenses	-	-	40,000	-	1,055,724
Office administration	798	-	8,878	65	29,948
Professional fees	20,594	-	49,084	3,450	941,715
Investor relations	2,721	-	3,377	-	295,821
Merger expenses	-	-	-	-	8,113
Impairment of license agreement	-	-	-	-	80,100
Acquisition costs of subsidiary	-	-	-	-	220,000
Depreciation and amortization	215	257	645	772	32,393
Other expenses	-	-	-	-	292,026
Total costs and expenses	24,328	257	101,984	4,287	2,955,840

Interest expense	4,225	2,402	12,649	7,180	483,315
Gain on settlement of debt	(54,241)	-	(54,241)	-	(54,241)
Gain on deconsolidated subsidiary	-	-	-	-	(478,765)
Net income / (loss)	$25,688	$(2,659)	$(60,392)	$(11,467)	$(2,906,149)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and diluted	23,882,763	23,102,763	23,882,763	23,102,763

See accompanying notes to unaudited condensed consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended December 31,		Cumulative from Inception (May 9, 2007) through
	2010	2009	December 31, 2010
Cash flows from operating activities:
Net loss	$(60,392)	$(11,467)	$(2,906,149)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	645	772	23,504
Amortization of deferred financing costs	-	-	15,000
Non-cash compensation expense relating to license agreement	-	-	119,900
Impairment of license agreement	-	-	80,100
Amortization of debt discount	-	-	397,985
Share-based compensation	40,000	-	959,881
Gain on settlement of debt	(54,241)	-	(54,241)
Expenses paid directly by shareholder	57,790	-	57,790
Non-cash acquisition of subsidiary	-	-	220,000
Changes in assets and liabilities:
Other current assets	-	-	15,750
Accounts payable	(16,289)	(947)	285,973
Accounts payable – related parties	11,946	-	139,568
Accrued liabilities	12,649	7,180	86,817
Net cash used in operating activities	(7,892)	(4,462)	(558,122)
Cash flows from investing activities:
Investment in option agreement	-	-	(20,000)
Property and equipment	-	-	(5,145)
Net cash used in investing activities	-	-	(25,145)
Cash flows from financing activities:
Proceeds from notes payable – related parties	25,000	4,176	252,176
Repayment of notes payable	(15,000)	-	(28,000)
Proceeds from issuance of common stock	-	-	91,165
Proceeds from exercise of stock options	-	-	270,048
Net cash provided by financing activities	10,000	4,176	585,389
Net change in cash	2,108	(286)	2,122
Cash and cash equivalents, beginning of period	14	300	-
Cash and cash equivalents, end of period	$2,122	$14	$2,122

Supplemental disclosures:
Interest paid	$-	$-	$5,633
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Discount on convertible notes	$-	$-	$397,985
Cancellation of stock certificate	-	-	300
Issuance of note payable for license agreement	-	-	200,000
Stock issued for prepaid investor relation services	-	-	73,800
Expenses paid directly by shareholder	72,790		72,790
Forgiveness of debt by officer	45,086	-	45,086
Stock issued for purchase of Assets	-		32,000
Conversion of notes payable to common stock	-	-	414,568
Convertible note payable issued to extinguish note payable	-	-	63,302

See accompanying notes to unaudited condensed consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bering Exploration, Inc. (the "Company" or "Bering") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC on July 14, 2010.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year ended March 31, 2010 as reported in the 10-K have been omitted.

On May 19, 2010, the Board of Directors and the Majority Shareholders approved an Amendment to our Amended and Restated Articles of Incorporation to change our corporate name to Bering Exploration, Inc.(the “June Name Change”) and a 1-for-20 reverse split of our issued and outstanding Common Stock (the “Reverse Split”).  The June Name Change was made in order to reflect the Company’s focus on developing product candidates for the Chinese markets.   As noted in our Form 14C filed with the SEC on June 12, 2010, the June Name Change and Reverse Split will become effective as of the date of filing the reincorporation documents, with such date being referred to as the “effective time.”   These filings have not been completed and the June Name Change and Reverse Split have not become effective.  Accordingly, the Company’s name remains Bering Exploration, Inc.  The Company anticipates completing these filings during the 3 rd calendar quarter of the year.

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

Note 2.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of December 31, 2010, the Company has a working capital deficit of $478,307, which raises substantial doubt regarding the Company's ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3.  Related Party Transactions

During the nine months ended December 31, 2010, a director advanced the Company $25,000 for working capital purposes.  The advances do not bear interest and have no specified date of repayment.

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

The addition of a substantive conversion feature is deemed to be a significant modification of the debt, which requires the transaction to be accounted for as an extinguishment of debt. Accordingly, the new debt was recorded at its fair value. No gain or loss was recognized on this modification. In addition, the company evaluated the conversion feature under ASC 815 and determined that is was not a derivative.

Note 4.  Gain on Settlement of Debt

On December 13, 2010, the Company settled certain debt and accrued interest for $15,000, and recorded a $54,241 gain on settlement of debt. No further amounts are due under the settlement agreement.

Note 5.  Common Stock

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

On December 31, 2010, an officer of the company forgave $45,086 of outstanding payables. The original payables were recorded for services performed. This forgiveness of debt was recorded as additional paid-in-capital.

Note 6.  Subsequent Event

In January 2011, the Company issued notes payable in the amount of $123,690.  The notes bear interest at 10% per annum and are due on December 31, 2011.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of December 31, 2010 and 2009, and its results of operations for the three and nine months ended December 31, 2010 and 2009, and for period inception (May 9, 2007) through December 31, 2010, should be read in conjunction with the audited consolidated financial statements and notes included in Bering’s Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission.

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

Results of Operations – Inception (May 9, 2007) to December 31, 2010

The Company has had no revenue for period from inception (May 9, 2007) through December 31, 2010.

The Company’s expenses were $2,955,840 since inception, which were primarily comprised of compensation and related expenses of $1,055,724, professional fees of $941,715, investor relations expenses of $295,821, and other miscellaneous expenses of $582,480. In addition, we had $483,315 of interest expense since inception.

Included in the foregoing expenses, the Company performed an impairment test on the carrying value of the license agreement it had acquired from Secure Voice Communications, Inc. (Florida) and determined that an impairment charge for the full carrying value of $80,100 was warranted.  In connection with the license agreement acquisition, Secure Voice Communications, Inc. (Texas) issued a promissory note to Secure Voice Communications, Inc. (Florida) in the principal amount of $200,000.  This amount exceeded the estimated fair value of the license agreement of $80,100 and the excess amount of $119,900 was charged to compensation expense.

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

On December 13, 2010, the Company settled certain debt and accrued interest for $15,000, and recorded a $54,241 gain on settlement of debt. No further amounts are due under the settlement agreement.

As a result of the foregoing, the Company’s net loss for the period inception (May 9, 2007) through December 31, 2010 was $2,906,149.

Comparison of Three Months Ended December 31, 2010 and 2009.

The Company has had no revenue for the three months ended December 31, 2010 and 2009.

The Company’s expenses increased from $2,659 for three months ended December 31, 2009 to $28,553 for three months ended December 31, 2010.  The increase of $25,894 was mainly due to $20,594 in professional fees, $1,823 in interest expense, and $2,721 in investor relations. In addition, the Company recognized a gain realized upon the settlement of debt in the amount of $54,241.

As a result of the foregoing, the Company’s net income for the three months ended December 31, 2010 was $25,688 and the net loss for the three months ended December 31, 2009 was $2,659.

Comparison of Nine Months Ended December 31, 2010 and 2009.

The Company has had no revenue for the nine months ended December 31, 2010 and 2009.

The Company’s expenses increased from $11,467 for the nine months ended December 31, 2009 to $114,633 for the nine months ended December 31, 2010.  The increase of $103,166 was mainly attributed to compensation expense of $40,000, $43,084 in professional fees, interest expense of $12,649, $3,377 in investor relations and the gain realized upon the settlement of debt in the amount of $54,241.

As a result of the foregoing, the Company’s net loss for the nine months ended December 31, 2010 and 2009 was $60,392 and $11,467, respectively.

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash in non-restrictive accounts of $2,122 and negative working capital of $478,307.

Net cash used in operating activities for the nine months ended December 31, 2010 and 2009 was $7,892 and $4,462, respectively.

For the nine months ended December 31, 2010 and 2009, cash provided by financing activities totaled $10,000 and $4,176, respectively.

In January 2011, the Company issued notes payable totaling $123,690, which we believe will be sufficient to fund the Company’s operations for the next twelve months.  The Company can provide no assurance that it will be successful in seeking additional capital or financing, and the failure to obtain any such financing may cause it to curtail its operations in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2010 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of J. Leonard Ivins.
31.2	Certification of Steven M. Plumb
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins.
32.2	Certification for Sarbanes-Oxley Act of Steven M. Plumb

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

BERING EXPLORATION, INC.

By:	/s/ J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer
Date: February 14, 2011

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Leonard Ivins	Chief Executive Officer and	February 14, 2011
J. Leonard Ivins	Chairman of the Board

/s/Steven M. Plumb	Principal Financial and	February 14, 2011
Steven M. Plumb	Accounting Officer