Form 10-K
period 2011-03-31
Bering Exploration, Inc.
filed 2011-07-14
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

OR
☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-50541

Bering Exploration, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0507007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

710 N. Post Oak Road, Suite 410, Houston, TX77024
 (Address of principal executive offices)
 (713) 780-0806
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:
$0.001 Par Value Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 31, 2011 was $10,975,096 using 9,543,562 shares at $1.15 per share.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of July 14, 2011, there were 24,032,763 shares of common stock of the issuer issued and outstanding.

BERING EXPLORATION, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
March 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING  STATEMENTS

This Form 10-K contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate and competition within our chosen industry,. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Organization

Bering Exploration Inc., (formerly China Development Group, Inc. (CDG), formerly, Oncolin Therapeutics, Inc. (Oncolin), formerly, Edgeline Holdings, Inc. (Edgeline), formerly, Dragon Gold Resources, Inc., (Dragon Gold) was incorporated in Nevada on December 13, 2000 under the name “Folix Technologies, Inc.”  Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc.  The Company's principal business was the development of a Linux based application server and thin client computing systems.  During the year ended March 31, 2005, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. (“DMHI”), a private British Virgin Island company.  DMHI is involved in mineral property acquisition and exploration in China.  On May 5, 2006, the Company and DMHI terminated their agreement dated July 14, 2004.  On June 19, 2007, the shareholders approved a change in the Company’s name to Edgeline Holdings, Inc. and on March 7, 2008 to Oncolin Therapeutics, Inc.

On May 18, 2010, the Board of Directors and the Majority Shareholders approved an Amendment to the Company’s Amended and Restated Articles of Incorporation to change the Company’scorporate name to China Development Group, Inc.(the “June Name Change”) and a 1-for-20 reverse split of the issued and outstanding Common Stock (the “Reverse Split”).

On July 31, 2010, the Board of Directors and the Majority Shareholders approved an Amendment to the Company’s Amended and Restated Articles of Incorporation to change the Company’s corporate name to Bering Exploration, Inc.  This name change and the Reverse Split became effective on September 9, 2010.

As of March 31, 2011, Bering Exploration, Inc. had two wholly-owned subsidiaries as follows:

•
Secure Voice Communications, Inc. (“Secure Voice”) – This subsidiary was incorporated in the State of Texas on May 9, 2007, with the initial primary focus being the development and readying for market a SIP (Session Initiation Protocol) based approach to defending voice traffic and voice packets against deliberate attacks such as DoS (Denial of Service) developing information.

•
Bering Exploration (Texas), Inc. (formerly New Enersource, Inc.).  This subsidiary was incorporated in the State of Texas on August 28, 2007, with the primary purpose to engage in oil and gas exploration projects.

Intertech Bio Corporation (“Intertech Bio”) was incorporated in the State of Texas on August 8, 2007.  Its primary purpose was to focus on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems. On February 23, 2009, the Company distributed 75% of their ownership in Intertech Bio in exchange for the assumption of certain liabilities and future obligations associated with the ongoing operations of Intertech Bio.  Bering will retain an approximate 25% interest in Intertech Bio and will not be responsible for future costs associated with Intertech Bio.

Business Strategy

Prior to July 2010, the Company was engaged in the research and development of therapeutic drugs for the treatment of cancer.  In July 2010, the Company determined to primarily focus its business on the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids from conventional reservoirs within the United States.   We have a 5% back end after payout working interest in a single well being drilled in South Texas, along the Texas Gulf Coast.

In addition, the Company owns 25% of Intertech Bio, which is developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems.  The Company is not actively involved in the management of Intertech Bio.

Currently, the Company is a developmental stage company focused on investing in and acquiring oil and gas reserves within the United States.  The Company’s strategy consists of the following key elements:

• Acquire onshore domestic production and drilling opportunities;
• Initiate development drilling program;
• Initial focus on drilling prospect along Gulf Coast;
• Exploit Management Team’s experience in this region.

In September 2010, the Company obtained a 5% back end after payout working interest in a single well being drilled in South Texas, along the Texas Gulf Coast. The well was successfully completed and is producing natural gas.  The operator of the well estimates that payout will be achieved in eighteen months, at which time the Company’s net working interest will be established.  Until such time as payout is achieved, the Company has not rights to the production from this well and accordingly, has not recognized any oil and gas reserves from this well.

In February 2011, the Company entered into a three year exclusive exploration agreement with Glaux Oil & Gas, LLC (Glaux) for the development of numerous leads and prospects in approximately 500,000 gross acres in West Texas.  Glaux has identified approximately 25 leads and prospects in the area and will work exclusively with the Company to develop these prospects using Glaux’s access to exploratory leads that were identified using a proprietary aeromagnetic survey and other advanced oil finding technologies such as telluric and seismic.  Subject to the terms of the agreement, once each of these prospects is developed Bering will be able to choose whether or not to lease the mineral rights and proceed to the drilling of the prospect. To date, the Company has not leased any mineral rights for any of the identified prospects.

In March 2011, the Company leased the mineral rights to approximately 1,300 acres in Central Texas.  The Company has retained a contract geologist to evaluate the acreage and select a suitable drilling location.

We are currently evaluating additional mineral rights and drilling opportunities to acquire.

INTELLECTUAL PROPERTY / RESEARCH AND DEVELOPMENT

We have no intellectual property such as patents or trademarks. Additionally, we have no royalty agreements or labor contracts.  We have not incurred any research or development expenditures since our inception on November 26, 2007.

Employees

We currently have one full time and one part time employee.  Our daily activities are currently managed by Steven Plumb, who serves as our CFO and Jerry Walters who serves as our operations manager. In order to implement our business plan, we will be required to employ additional qualified technical and administrative employees or retain the services of qualified consultants with the technical expertise to evaluate the technologies which we are seeking.

Competition

The oil and gas industry is intensely competitive.  We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial, and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds

Insurance

We currently do not have any insurance coverage to cover losses or risks incurred in the ordinary course of business.

Dependence on Major Customers

We currently have no customers.

Item IA. Risk Factors

The Company’s business, financial condition and results of operations could be materially adversely affected if any of these risks materialized, which could result in the trading price of our common stock to decline.

Risks Related to Our Business and Our Marketplace

There is no assurance that we will operate profitably or will generate positive cash flow in the future.

If we cannot generate positive cash flow in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.  In particular, additional capital may be required in the event that:

•	drilling and completion costs for further wells increase beyond our expectations; or

•	we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plan.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing exploration and development costs or, if capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations.  Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new projects and continue our current operations.  If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

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

If we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

Our success is significantly dependent on a successful acquisition, drilling, completion, and production program.  We may be unable to locate recoverable reserves or operate on a profitable basis.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in us.

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations, which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations that generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers or “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules may discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board has been volatile, making it more difficult for our stockholders to sell their shares or liquidate their investments with predictability.

Our common shares are currently quoted on the OTC Bulletin Board.  The trading price of our common shares has been subject to wide fluctuations.  Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation.  There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained.  These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

As substantially all of our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors.  Few properties that are explored are ultimately developed into producing oil and/or gas wells.  Our properties are in the exploration stage only and are without proven reserves of oil and gas.  We may not establish commercial discoveries on any of our properties

The potential profitability of oil and gas ventures depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments.  Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  These changes and events will likely materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations.  A productive well may become uneconomic in the event water or other deleterious substances are encountered that impair or prevent the production of oil and/or gas from the well.  In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.  The marketability of oil and gas that may be acquired or discovered will be affected by numerous factors beyond our control.  These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production, and environmental protection.  These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring properties or leases.

The oil and gas industry is intensely competitive.  We compete with numerous individuals and companies, including many major oil and gas companies that have substantially greater technical, financial, and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds.  We cannot predict if the necessary funds can be raised or that any projected work will be completed.  Our budget anticipates our acquisition of additional acreage.  This acreage may not become available or, if it is available for leasing, we may not be successful in acquiring the leases.  There are other competitors that have operations in areas of potential interest to us and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources that may be acquired or discovered by us will be affected by numerous factors beyond our control.  These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, land tenure, land use, and governmental regulations, including regulations concerning the importing and exporting of oil and gas and environmental protection regulations.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on us.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.  Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons.  To date, we have not been required to spend any material amount on compliance with environmental regulations.  However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state, and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.  Specifically, we are subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes.  In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk.  Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved.  We may become subject to liability for pollution or hazards against which we cannot adequately insure or for which we may elect not to insure.  Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies, or current administrative practices of any government body, organization, or regulatory agency in the United States or any other jurisdiction may be changed, applied, or interpreted in a manner that will fundamentally alter the ability of our company to carry on our business.  The actions, policies, or regulations, or changes thereto, of any government body, regulatory agency, or special interest groups may have a detrimental effect on us.  Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

On December 15, 2009, the U.S. Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, or CO2 , methane, and other greenhouse gases, or GHGs, present an endangerment to public heath and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes.  These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the Federal Clean Air Act.  The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources.  In addition, in April 2010, the EPA proposed to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities.  If the proposed rule is finalized as proposed, reporting of GHG emissions from such facilities would be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is a process used by oil and natural gas exploration and production operators in the completion or re-working of certain oil and natural gas wells, whereby water, sand, and chemicals are injected under pressure into subsurface formations to stimulate natural gas and, to a lesser extent, oil production.  This process is typically regulated by state oil and natural gas agencies and has not been subject to Federal regulation.  However, due to concerns that hydraulic fracturing may adversely affect drinking water supplies, the EPA has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, and a committee of the U.S. House of Representatives has commenced its own investigation into hydraulic fracturing practices.  Additionally, legislation has been introduced in Congress to amend the Federal Safe Drinking Water Act to subject hydraulic fracturing processes to regulation under that Act and to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process.  If enacted, such a provision could require hydraulic fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping requirements, and meet plugging and abandonment requirements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s current headquarters are located at 710 N. Post Oak Road, Suite 410, Houston, Texas 77024.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings, pending or threatened, which it is a party to.

ITEM 4.	RESERVED

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

              The Company’s Common Stock was listed on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “BERX.PK” during the fiscal year ended March 31, 2011 and on the pink sheets under the symbol OCOL.PK during the fiscal years ended March 31, 2010 and 2009.  The Company’s Common Stock traded on the pink sheets under the symbol BERX.PK after December 10, 2010.  The following table sets forth the range of high and low bid prices for the last three fiscal years which represent the effect of a 1-for-20 reverse stock split.

Year 2011	High	Low
Quarter ended March 31, 2011	$1.21	$0.42
Quarter ended December 31, 2010	$0.85	$0.05
Quarter ended September 30, 2010	$0.38	$0.026
Quarter ended June 30, 2010	$0.08	$0.03

Year 2010	High	Low
Quarter ended March 31, 2010	$0.00025	$0.0001
Quarter ended December 31, 2009	$0.000325	$0.00008
Quarter ended September 30, 2009	$0.0006	$0.00015
Quarter ended June 30, 2009	$0.0015	$0.00026

Year 2009	High	Low
Quarter ended March 31, 2009	$0.00125	$0.00115
Quarter ended December 31, 2008	$0.000425	$0.00035
Quarter ended September 30, 2008	$0.002	$0.0015
Quarter ended June 30, 2008	$0.0115	$0.0085

The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of July 13, 2011 we have 3,131 holders of record of our common stock.

DIVIDENDS.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or
2.
our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

              This item does not apply to small reporting companies.

ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

As a development stage company, substantially all of our efforts will be devoted to performing exploratory drilling activities, raising capital and recruiting and training personnel.

Results of Operations – April 1, 2010 to March 31, 2011
The Company has had no revenue for the period from April 1, 2010 through March 31, 2011.

The Company’s expenses totaled $610,878 from April 1, 2010 through March 31, 2011, which were primarily comprised of compensation and related expenses of $449,761, professional fees of $77,125, interest expense of $55,204 and investor relations expenses of $18,702.

The Company’s net operating loss for the period from April 1, 2010 through March 31, 2011 was $556,637 or $0.02 per share (basic and diluted).

Results of Operations – April 1, 2009 to March 31, 2010

The Company has had no revenue for the period from April 1, 2009 through March 31, 2010.

The Company’s expenses totaled $60,372 from April 1, 2009 through March 31, 2010, which were primarily comprised of professional fees of $42,693, compensation and related expenses of $6,400, interest expense of $9,498 and other general and administrative expenses of $1,781.

The Company’s net operating loss for the period from April 1, 2009 through March 31, 2010 was $60,372 or $0.00 per share (basic and diluted).

Liquidity and Capital Resources

Our liquidity is dependent, in the short term, on proceeds from newly issued debt and the sale of our common stock for cash. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses since inception and has negative working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 2011, the Company had cash in non-restrictive accounts of $531,933 and negative working capital of $485,095.

Net cash used in operating activities was $127,956.   The Company experienced an increase in accrued liabilities of $13,242 and a decrease in accounts payable of $10,452.

For the period, cash provided by financing activities totaled $930,179.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Bering Exploration, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Secure Voice and Bering (Texas) Explorations Inc. All significant inter-company accounts and transactions have been eliminated.

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

Asset Retirement Obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gas gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred. As of March 31, 2011, the Company has not recorded any asset retirement obligations since the related oil and gas properties are still unproved.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values. Share-based payments awarded to non-employees are accounted for in accordance with FASB ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.  Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable.

ITEM 8.	FINANCIAL STATEMENTS

Table of Contents

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of March 31, 2011 and 2010	F-2
Consolidated Statements of Operations for the years ended March 31, 2011 and 2010 and for the period from May 9, 2007 (inception ) through March 31, 2011	F-3
Consolidated Statements of Changes in Shareholders’ Deficit for the period from May 9, 2007 (inception) through March 31, 2011	F-4
Consolidated Statements of Cash Flows for the years ended March 31, 2011 and 2010 and for the period from May 9, 2007 (inception ) through March 31, 2011	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bering Exploration Inc. (formerly Oncolin Therapeutics, Inc.)
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheets of Bering Exploration, Inc. and its subsidiaries (formerly Oncolin Therapeutics, Inc.) (the “Company”) as of March 31, 2011 and 2010 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended and for the period from May 9, 2007, (inception) through March 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bering Exploration, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and for the period from May 9, 2007, (inception) through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has never generated any revenue and has negative working capital.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP
www.malonebailey.com
Houston, Texas

July 14, 2011

ITEM 1.	FINANCIAL STATEMENTS

BERING EXPLORATION, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010

ASSETS

Cash	$531,933	$14
Total current assets	531,933	14
Property and equipment, net	1,641	2,286
Oil and gas properties – unproved	302,304	-
Total assets	$835,878	2,300

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$255,731	$222,460
Accounts payable – related parties	37,947	144,122
Accrued liabilities	38,967	37,600
Notes payable – third parties	72,013	25,000
Short term debt – related parties	369,342	11,176
Convertible note – related party	63,302	63,302
Convertible notes, net of discount of $320,274	179,726	-
Total liabilities	1,017,028	503,660

Shareholders' deficit:
Common stock, $.001 par value, 500,000,000 shares authorized; 24,032,763 and 23,182,763 shares issued and outstanding at March 31, 2011 and 2010, respectively	24,033	23,183
Additional paid-in capital	3,197,211	2,321,214
Deficit accumulated during the development stage	(3,402,394)	(2,845,757)
Total shareholders’ deficit	(181,150)	(501,360)
Total liabilities and shareholders' deficit	$835,878	$2,300

See accompanying notes to consolidated financial statements

BERING EXPLORATION, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD FROM MAY 9, 2007 (INCEPTION) TO MARCH 31, 2011

	March 31, 2011	March 31, 2010	Inception (May 9, 2007) to March 31, 2011

Revenue	$-	$-	$-

Operating expenses:
Compensation and related expenses	449,761	6,400	1,465,485
Office administration	3,660	65	24,730
Professional fees	77,125	42,693	969,756
Investor relations	18,702	-	311,146
Merger expenses	-	-	8,113
Impairment of license agreement	-	-	80,100
Acquisition costs of subsidiary	-	-	220,000
Depreciation and amortization	645	1,716	32,393
Other expenses	5,781	-	297,807
Total operating expenses	555,674	50,874	3,409,530

Interest expense	55,204	9,498	525,870
Gain on settlement of debt	(54,241)	-	(54,241)
Gain on deconsolidation of subsidiary	-	-	(478,765)
Other (income) expenses	963	9,498	(7,136)

Net loss	$(556,637)	$(60,372)	$(3,402,394)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	23,779,064	23,102,982

See accompanying notes to consolidated financial statements

BERING EXPLORATION, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM MAY 9, 2007 (INCEPTION) TO MARCH 31, 2011

				Deficit
				Accumulated
			Additional	During the
		Common	Paid-in	Development
	Shares	Stock	Capital	Stage	Total
May 9, 2007 (inception)	-	$-	$-	$-	$-
Issuance of common stock for cash	160,242	160	1,005	-	1,165
Issuance of common stock for services	121,041	121	759	-	880
Common shares issued for reverse merger	31,217	31	(31)	-	-
Issuance of additional common stock in reverse merger	1,723,617	1,724	(1,724)	-	-
Post-merger capitalization	2,036,117	2,036	9	-	2,045
Cancellation of common stock issued	(15,000)	(15)	15	-	-
Issuance of common stock to acquire Intertech Bio	25,000	25	219,975	-	220,000
Issuance of common stock for services	30,000	30	295,970	-	296,000
Issuance of common stock for exercise of stock options	27,360	27	195,246	-	195,273
Issuance of stock options for services	-	-	328,281	-	328,281
Net loss	-	-		(1,736,680)	(1,736,680)
Balance at March 31, 2008	2,103,477	$2,103	$1,039,496	$(1,736,680)	$(695,081)
Issuance of common stock for services	217,775	218	275,169	-	275,387
Issuance of common stock for exercise of stock options	13,123	13	74,762	-	74,775
Issuance of stock options for services	-	-	43,683	-	43,683
Discount on convertible debt due to beneficial conversion feature	-	-	397,985	-	397,985
Issuance of common stock for the conversion of debt	20,728,388	20,729	393,839	-	414,568
Issuance of common stock for cash	40,000	40	89,960	-	90,000
Net loss	-	-	-	(1,048,705)	(1,048,705)
Balance at March 31, 2009	23,102,763	$23,103	$2,314,894	$(2,785,385)	$(447,388)
Issuance of common stock for services	80,000	80	6,320	-	6,400
Net loss	-	-	-	(60,372)	(60,372)
Balance at March 31, 2010	23,182,763	$23,183	$2,321,214	$(2,845,757)	$(501,360)
Issuance of common stock for services	650,000	650	217,850	-	218,500
Issuance of common stock for acquisition of oil and gas property	200,000	200	31,800	-	32,000
Issuance of options and warrants for services	-		231,261	-	231,261
Discount on convertible debt due to beneficial conversion feature	-	-	350,000	-	350,000
Forgiveness of debt by officer	-	-	45,086	-	45,086
Net loss	-	-	-	(556,637)	(556,637)
Balance at March 31, 2011	24,032,763	24,033	3,197,211	(3,402,394)	(181,150)

See accompanying notes to consolidated financial statements

BERING EXPLORATION INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD FROM MAY 9, 2007 (INCEPTION) TO MARCH 31, 2011

	March 31, 2011	March 31, 2010	Inception (May 9, 2007) to March 31, 2011
Cash flows from operating activities:
Net loss	$(556,637)	$(60,372)	$(3,402,394)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	645	1,716	23,504
Amortization of deferred financing costs	-	-	15,000
Non-cash compensation expense relating to license agreement	-	-	119,900
Amortization of debt discount	29,726	-	427,711
Share-based compensation	449,761	6,400	1,369,642
Forgiveness of debt	(54,241)		(54,241)
Impairment of license agreement	-	-	80,100
Non-cash acquisition costs of subsidiary	-	-	220,000
Changes in assets and liabilities:
Other current assets	-	-	15,750
Accounts payable	4,548	12,847	306,810
Accounts payable related parties	(15,000)	25,449	112,622
Accrued liabilities	13,242	9,498	87,410
Net cash used in operating activities	(127,956)	(4,462)	(678,186)

Cash flows from investing activities:
Investment in oil and gas properties	(270,304)	-	(270,304)
Investment in option agreement	-	-	(20,000)
Purchase of property and equipment	-	-	(5,145)
Net cash used in investing activities	(270,304)	-	(295,449)

Cash flows from financing activities:
Proceeds from convertible notes	500,000	-	500,000
Proceeds from notes payable	72,013	-	72,013
Proceeds from notes payable - related parties	358,166	4,176	585,342
Repayment of notes payable related parties	-	-	(13,000)
Proceeds from issuance of common stock	-	-	91,165
Proceeds from exercise of stock options	-	-	270,048
Net cash provided by financing activities	930,179	4,176	1,505,568

Net change in cash	$531,919	$(286)	$531,933
Cash, beginning of period	14	300	-
Cash, end of period	$531,933	$14	$531,933

Supplemental disclosures:
Interest paid	$-	$-	$5,633
Taxes paid	-	-	-

Non-cash investing and financing activities:
Stock issued for oil and gas properties	$32,000	$-	$32,000
Forgiveness of debt credited to additional paid in capital	45,086	-	45,086
Cancellation of stock certificate	-	-	300
Issuance of note payable for license agreement	-	-	200,000
Stock issued for prepaid investor relation services	-	-	73,800
Debt discount on convertible notes	350,000	-	747,985
Conversion of notes payable andaccrued interest	-	-	414,568

See accompanying notes to consolidated financial statements

BERING EXPLORATION, INC.AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Significant Accounting Policies

Organization and Nature of Business

Bering Exploration Inc., (formerly China Development Group, Inc. (CDG), formerly, Oncolin Therapeutics, Inc. (Oncolin), formerly, Edgeline Holdings, Inc. (Edgeline), formerly, Dragon Gold Resources, Inc., (Dragon Gold)) (“We”, “Our” or the “Company”) was incorporated in the state of Nevada on December 13, 2000.

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

On May 18, 2010, the Company amended its Articles of Incorporation to change the name of the Company from “Oncolin Therapeutics, Inc.” to “China Development Group, Inc. and implement a 20-for-1 reverse stock split of the issued and outstanding common stock. The accompanying consolidated financial statements and related notes give effect to the reverse stock split as of inception (May 9, 2007).

On July 31, 2010, the Company amended its Articles of Incorporation to change the name of the Company from “Oncolin Therapeutics, Inc.” to “Bering Exploration, Inc.”

The Company has two wholly-owned subsidiaries as follows:

• Secure Voice Communications, Inc. (Texas) – This subsidiary was incorporated in the State of Texas on May 9, 2007, with the initial primary focus being the development and readying for market a SIP (Session Initiation Protocol) based approach to defending voice traffic and voice packets against deliberate attacks such as DoS (Denial of Service) developing information.

• Bering Exploration (Texas), Inc., formerly, New Enersource, Inc. (“New Enersource”), (“Bering TX”) – This subsidiary was incorporated in the State of Texas on August 28, 2007, with the primary purpose to engage in enhanced oil recovery (“EOR”) projects.  On August 20, 2011, New Enersource amended its Articles of Incorporation to change the name of New Enersource to Bering Exploration (Texas), Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Bering Exploration, Inc. and its wholly owned subsidiaries, Secure Voice Communications, Inc. (Texas) and Bering TX. All significant inter-company accounts and transactions have been eliminated.

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

Asset Retirement Obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gas gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred.  As of March 31, 2011, the Company has not recorded any asset retirement obligations since the related oil and gas properties are still unproved.

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

Cash and Cash equivalents

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Cash is maintained in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight line method over their estimated useful lives.  As of March 31, 2011, the property and equipment consisted of personal computers.

Long Lived Assets

The Company reviews long-lived assets whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimatedundiscounted cash flows associated with these assets. If this evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets’ carrying value, the assets are adjusted to their fair values (based upon discounted cash flows)

Loss per Share

In accordance with FASB ASC 260, “Earnings per Share”, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

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

The Company has not filed tax returns for 2007-2011. As of March 31, 2011, there is approximately $3,000,000 in accumulated losses for tax purposes. When the tax returns are completed, these losses will give rise to deferred tax assets, a significant portion of which are likely to be net operating loss carry forwards. Due to the May 30, 2007 reverse merger, these net operating loss deferred tax assets will be subject to limitations. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Because of these potential limitations and the Company’s history of losses, the Company has not recognized any deferred tax asset and has placed a full valuation allowance on such assets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values. Share-based payments awarded to non-employees are accounted for in accordance with FASB ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services.”

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

Fair Value of Financial Instruments

The fair values of  cash, accounts payable, accrued expenses, notes payable and convertible notes approximate their carrying values due to the short-term nature of these financial instruments.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to conform the prior period’s financial information to the current period’s presentation. These reclassifications had noeffect on previously reported net loss or accumulated deficit.

Note 2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of March 31, 2011, the Company has accumulated losses of $3,402,394 since inception and has negative working capital.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3.	Property and Equipment, net

Property and equipment consist of the following at March 31, 2011 and 2010, respectively:

	2011	2010
Computers	$5,145	$5,145

Less: accumulated depreciation	3,504	2,859
	$1,641	$2,286

Note 4.	Accounts Payable – Related Parties

Certain officers, directors and consultants, who are also stockholders of the Company, have paid for goods and services, or incurred expenses, for the benefit of the Company.  As of March 31, 2011 and 2010, the amounts owed to these related parties were $37,947 and $144,122, respectively.

For the year ended March 31, 2011, an officer of the Company forgave certain payables owed to him totaling to $45,086.  The forgiveness of debt was recorded as a credit to additional paid in capital.

Note 5.	Debt

Debt as of March 31, 2011 and March 31, 2010 consist of the following:

Description	March 31, 2011	March 31, 2010
Notes payable - third parties
In July 2007, the Company entered into a note agreement with SCJ Resources Corporation, an entity owned 100% by the Company’s former CFO, in the principal amount of $25,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007.  In addition, the Company agreed to pay SCJ Resources Corporation a 10% transaction fee that will accrue interest from the date of the note.  In December 2010, the Company entered into a settlement agreement with SCJ Resources whereby SCJ Resources forgave the note, related unpaid interest of $11,875 and other liabilities of $32,366 in exchange for a payment of $15,000.  The unpaid balance of the total liabilities of $54,241 was recorded as a “Gain on settlement of debt”.
	$-	$25,000

In January and February 2011, the Company entered into a series of note agreementswith certain individuals for a total principal amount of $72,013 at an annual interest rate of 10%. The principal and the accrued and unpaid interest are due on December 31, 2011.	72,013	-

Total notes payable – third parties	$72,013	$25,000

Short term debt – related parties
In June 2007, the Company entered into a note agreement with Tommy Allen, a shareholder of the Company, in the principal amount of $20,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007. Mr. Allen verbally agreed to extend the due date of the note and accrued interest to March 31, 2012. No principal or interest payments have been made through the date of this filing.	$7,000	$7,000

During FY 2010, the Company entered into a note agreement with Kevan Casey, a Director of the Company, in the principal amount of $4,676 and an annual interest rate of 10%. During FY 2011, Mr. Casey advanced the Company an additional $212,790. The principal and accrued and unpaid interests are due upon demand.	216,966	4,176

In January and February 2011, the Company entered into a series of note agreements with certain related parties for a total principal amount of $145,376 at an annual interest rate of 10%. The principal and accrued and unpaid interest are due on December 31, 2011.	145,376	-

Total short term debt – related parties	$369,342	$11,176

Convertible note – related party
On September 30, 2008, the Company entered into a note agreement with J. Leonard Ivins, an officer of the Company, in the principal amount of $63,302 at annual interest rate of 10%. The note was executed in exchange for the cancellation of Mr. Ivins’ employment agreement and all outstanding amounts due to him as of September 30, 2008 and are currently in default. In April 2010, the note was amended and is convertible into the Company’s common stock at the rate of $0.05 per share. The note is due upon demand.	$63,302	$63,302

Convertible notes, net of discount
On February 28,2011, the Company entered into a series of convertible note agreements (the 2011 Convertible Notes) for a total principal amount of $500,000 at an annual interest rate of 12%. The principal and accrued and unpaid interest are on due February 28, 2012. No principal or interest payments have been made through the date of this filing. The notes are convertible into the Company’s common stock at the rate of $0.50 per share.	$500,000	$-
Less: Beneficial conversion feature discount	(350,000)	-
Add: Amortization of discount	29,726	-
Total convertible notes, net of discount	$179,726	$-

The Company evaluated the 2011 Convertible Notes as well as the related party convertible note under ASC 470-20 and determined that the 2011 Convertible Notes contained a beneficial conversion feature with an intrinsic value of $350,000. This amount was recorded as a discount to the note and is amortized over the term of the notes using the effective interest method.  Amortization expense of $29,726 was recorded during the year ended March 31, 2011.  The Company also analyzed  all of the convertible notes for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

Note 6.	Common Stock

Fiscal 2011

In April 2010, the Company issued 500,000 shares of the Company’s common stock as bonus to the chief executive officer.  The shares were recorded using their fair value of $40,000 which was based on the quoted market share price at grant date.

In August 2010, the Company issued 200,000 shares of the Company’s common stock in exchange for a 5% back end after payout working interest in an oil and gas drilling prospect located in South Texas.  The shares were recorded using their fair value of $32,000 which was based on the quoted market share price on the acquisition date.

In March 2011, the Company issued 150,000 shares of its common stock to an external consultant as payment for services.  The shares were recorded using their fair value of $178,500 which was based on the quoted market share price at grant date.

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

Fiscal 2008

Secure Voice Communications, Inc. (Texas) issued 1,482,400 shares of common stock to its founding stockholders in exchange for $1,000 in cash. On May 17, 2007, Secure Voice Communications, Inc. (Texas) issued 82,500 shares of its common stock for cash of $165 and 440,000 shares of its common stock for services which it valued at $880. On May 31, 2007, Secure Voice Communications, Inc. (Texas) exchanged 100% of its common stock for approximately 98.5% of the Company as discussed in Note 1.

On June 19, 2007, the shareholders approved a 1-for-80 (1:80) reverse stock split which did not reduce the number of shares of common stock the Company is authorized to issue, but increased the par value from $0.001 to $0.08 per share. Immediately following the shareholder approval of the reverse stock split, the Company completed the reverse stock split and issued the balance of the shares to be issued to the Secure Voice shareholders to complete the transaction. The following summarizes the stock issuances.

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

In January 2008, the Company issued 11,000 shares of the common stock for the exercise of stock options for total proceeds of $17,600.

Note 7.	Stock Options and Warrants

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

Fiscal 2011

In March 2011, the Company granted 100,000 stock options to a shareholder for consulting services at exercise prices ranging from $1.20 to $1.45 per share.  These options have a term of 2 years and vested immediately.  The options have a fair value of $78,091 which was recorded immediately to expense and was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rate of 0.80%, (2) expected life of 2 years, (3) expected volatility of 135.43% and (4) zero expected dividends.

In March 2011, the Company granted 150,000 stock warrants  for consulting services with an exercise price of $0.50 per share.  These warrants have a term of 5 years and vested immediately.  The warrants have a fair value of $153,170 which was recorded immediately to expense and was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rate of 2.04%, (2) expected life of 5 years, (3) expected volatility of 153.47% and (4) zero expected dividends.

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

From April 1, 2008 to March 31, 2009, the Company issued 946,305 non-qualified stock options at exercise prices ranging from $0.06 to $1.35 per share to certain individuals for consulting services which the Company valued using the Black-Scholes option pricing model with the following assumptions: volatility of ranging from 114.99% to 143.21%, expected terms ranging from 0.5 to 4 years, risk free interest rates of 1.32% to 2.21% and no expected dividends.

The following table summarizes stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at May 9, 2007 (inception)	-	$-	$-	-
Granted	2,597,199	0.31	-	-
Exercised	(547,199)	0.36	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at March 31, 2008	2,050,000	0.11	874,886	4.90

Granted	946,305	0.66	-	-
Exercised	(262,460)	0.30	-	-
Forfeited	(2,350,000)	0.10	-	-
Expired	-	-	-	-

Outstanding at March 31, 2009	383,845	1.07	-	0.25
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(383,845)	1.07	-	-
Outstanding at March 31, 2010	-	$-	$-	-

Granted	100,000	1.36	$150	2.0
Exercised	-	-	-	-
Forfeited	-	-	-	-

Expired	-	-	-	-
Outstanding at March 31, 2011	100,000	$1.36	$150	2.00

The following table summarizes warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at March 31, 2010	-	$-	$-	-
Granted	150,000	0.50	106,500	4.98
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at March 31, 2011	150,000	$0.50	$106,500	4.98

Note 8.	Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2011 and 2010, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3.0 million and $2.9 million at March 31, 2011 and 2010,  respectively, and will expire beginning in 2028.

At March 31, 2011 and 2010 deferred tax assets consisted of the following:

	2011	2010
Deferred tax assets
Net operating losses	$1,020,000	$988,000
Less: valuation allowance	(1,020,000)	(988,000)
Net deferred tax asset	$-	$-

Note 9.	Deconsolidation of Intertech Bio, Inc.

On February 24, 2009, the Company distributed its interest in Intertech Bio by assigning 75% of the Intertech Bio common stock to the founders of Intertec Bio in exchange for the assumption of certain liabilities and future obligations associated with the ongoing operations of Intertech Bio. The Company did not receive any consideration in the transaction. Since the Company no longer has a controlling interest in Intertech Bio, their assets, liabilities and operating results are no longer included in the Company’s consolidated financial statements as of February 24, 2009. As a result of the distribution, the Company recognized a gain on deconsolidation of $478,765 for the year ended March 31, 2009, which represents prepaid expenses of $13,334, accounts payable and accrued liabilities of $215,304 and a payable to the Company of $276,095, of Intertech Bio that were written off. For the period from February 24, 2009 through March 31, 2011, Intertech Bio had no significant activity and accordingly the Company did not recognize any income or loss from its equity method investment.

Note 10.	Commitments and contingencies

On February 7, 2011, the Company signed a three year exclusive exploration agreement with Glaux Oil & Gas, LLC (“Glaux”) for the development of numerous leads and prospects in approximately 500,000 gross acres in West Texas.  Glaux has identified approximately 25 leads and prospects in the area and will work exclusively with Bering to develop these prospects using Glaux’s access to exploratory leads that were identified using a proprietary aeromagnetic survey and other advanced oil finding technologies such as telluric and seismic.  Subject to the terms of the agreement, once each of these prospects is developed Bering will be able to choose whether or not to lease the mineral rights and proceed to the drilling of the prospect. In conjunction with this agreement, the Company will issue to Glaux a warrant to purchase 460,000 shares of common stock of the Company at $0.75 per share, vesting quarterly beginning May 8, 2011, and representing 50% of the quarterly retainer due to Glaux.  The term of the warrant is 5 years.

From time to time, the Company may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management; no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

Note 11.	Subsequent Events

In June 2011, the Company issued options to purchase 150,000 shares of its common stock to a consultant for services rendered at prices ranging from $0.65 to $0.80 per share with a two year life, vesting immediately.  In June 2011, 100,000 options previously issued to a consultant with exercise prices ranging from $1.20 to $1.45 were repriced as follows: 25,000 shares exercisable at $0.75 per share and 75,000 shares exercisable at $0.80 per share.

In April 2011 and July 2011, the Company made principal payments totaling $15,302 to an officer of the Company on his outstanding convertible note payable.

In July 2011, the Company granted 30,000 shares to a law firm and 150,000 shares to a consultant as payment for services.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of March 31, 2011, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2011. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III - OTHER INFORMATION

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s executive officers and directors are as follows:

Name	Age	Position
J. Leonard Ivins	71	Chief Executive Officer and Director
Steven M. Plumb, CPA	52	Chief Financial Officer
Kevan Casey	38	Director

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

Steven M. Plumb,CPA.

Steven M. Plumb, CPA is a financial manager and senior executive experienced in operations, finance and marketing. He has Big 4 CPA experience, a background in IT, biotech, oil and gas, medical and utility companies. From September 2010 to the present, Mr. Plumb has served as the Chief Financial Officer of Galaxy Media & Marketing Corp.   Since January 2011 he has also served as a member of the board of directors and chair of the board of directors of Galaxy Media & Marketing Corp.  From September 2009 to the present, Mr. Plumb has served as the Chief Financial Officer of ADB International Group, Inc. (ADBI.PK). Since June 2010, Mr. Plumb has also served on the board of directors of ADBI.  From March 2008 to October 2009, Mr. Plumb served as the Chief Financial Officer of Oncolin Therapeutics, Inc. (OCOL.OB) and Striker Oil & Gas, Inc. (SOIS.OB).  Mr. Plumb served as the Chief Financial Officer of HoustonPharma, Inc. from September 2006 to July 2008.  Mr. Plumb served as the Chief Financial Officer of Hyperdynamics Corp. (AMEX.HDY) November 2005 to June 2008 and as the Chief Financial Officer of ADVENTRX Pharmaceuticals, Inc. (AMEX:ANX) from January 2003 to December 2004.   Since 2001, he has served as the owner and president of Clear Financial Solutions, Inc., a consulting firm that provides interim CFO services to small public companies.  In this capacity he has prepared SEC filings, managed investor relations, raised capital, conducted mergers and acquisition activities, developed successful offering memorandum, registration statements and investor presentations.  Mr. Plumb has a Bachelor of Business Administration degree from the University of Texas at Austin, Austin, Texas.

Kevan Casey

Kevin Casey has served as a Director since 2008.   From October 2007 to March 2009 Mr. Casey served as Chairman of the Board of Striker Oil & Gas, Inc.  Between July 2004 and September 2007, Mr. Casey was the President and Chief Executive Officer of Striker Oil & Gas, Inc.  From April 2003 until December 2005, Mr. Casey was chairman of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure listed on the American Stock Exchange.  Mr. Casey co-founded NetView Technologies, Inc. in December 2001 and served as its president from its inception.  NetView was acquired by eLinear, Inc. in April 2003.  In September 2006, eLinear filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, seeking relief under Chapter 7 of the United States Code.  In 1998, Mr. Casey founded United Computing Group and United Consulting Group, a value-added retailer and an information technology consulting firm, where he served as president and chief executive officer.  In December 1999, United Computing Group and United Consulting Group were acquired by C1earWorks.net, Inc., and Mr. Casey continued as president of the companies until December 2001.

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

Audit Committee

The Audit Committee of the Board currently consists of the entire Board of Directors. The audit committee selects an independent public accounting firm to be engaged to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management and recommend to our Board of Directors whether the audited financials should be included in our Annual Reports to be filed with the SEC.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Other Compensation ($)	Total ($)
J. Leonard Ivins Chief Executive Officer	2011	-	40,000	-	-	40,000
	2010	-	6,400	-	-	6,400
	2009	-	-	-	146,250	146,250

Steven M. Plumb, CPA(1)	2011	10,000	-	-	-	10,000

(1)  The Company has retained Clear Financial Solutions,Inc., a consulting firm owned by Mr. Plumb, to provide interim chief financial officer services at the rate of $2,500 per month.  In July 2011, Mr. Plumb’s monthly compensation was increased to $5,000 per month.  Mr. Plumb’s services were retained in December 2010.

Outstanding Equity Awards at Fiscal Year End Table

The table below sets forth information with respect to our named executive officers regarding the value of equity compensation as of March 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
J. Leonard Ivins	-0-	-0-	-0-	-0-	n/a
Steven M. Plumb	-0-	-0-	-0-	-0-	n/a

Employment and Consulting Agreements

J. Leonard Ivins.  In May 2007, the Company and Mr. Ivins entered into an employment agreement where it agreed to employ Mr. Ivins as its Chief Executive Officer.  The employment agreement terminated in May 2010. Under his employment agreement, Mr. Ivins has the right to terminate his employment agreement at any time upon fourteen days written notice and the Company may terminate his employment agreement immediately upon fourteen days written notice. The employment agreement entitles Mr. Ivins to a monthly base salary of $5,000 and a stock bonus of 1,600,000 shares of the Company’s Common Stock upon execution of his employment agreement. Mr. Ivins continues to be employed by the company on a month to month basis.

In December 2007, the Company’s wholly-owned subsidiary and Mr. Ivins entered into an employment agreement where it agreed to employ Mr. Ivins as its chief executive officer.  The employment agreement terminated in November 2010.  Under the employment agreement, both parties have the right to terminate the agreement at any time upon 30 days written notice.  Additionally, the Company’s wholly-owned subsidiary may terminate the agreement immediately upon written notice for “cause” as defined therein.  The employment agreement entitles Mr. Ivins to a monthly base salary of $7,000, a monthly allowance of $1,350 for business related expenses and a stock bonus of 1,600,000 shares of the Company’s Common Stock.  Mr. Ivins waived the base salary and monthly allowance provisions of his contract for the year ended March 31, 2010.  Mr. Ivins was awarded his bonus on March 31, 2010.

DIRECTOR AND EXECUTIVE COMPENSATION

Directors who are also employees do not receive any additional compensation for serving as a director.  No director received any fee for his services during the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2011, the number and percentage of outstanding shares of Company common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the current named executive officers as defined in Item 402 of Regulation S-B; and (d) 3 current directors and executive officers, as a group.  As of March 31, 2011, there were 24,032,763 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of
	Owned	Class (2)
XieRui	2,338,938	10.0%
Sun Bear LLC	2,338,938	10.0%
Robert Wonish	2,107,151	9.0%
Joseph R. Lee	2,250,000	9.0%
J. Leonard Ivins	1,484,259	6.2%
VASHB Group, LLC (4)	1,170,640	4.9%
KM Casey No.1, Ltd	1,170,790	4.9%
Silver Star Holdings (3) Officers and Directors	1,139,997	4.8%

(1)	Unless otherwise indicated, the mailing address of the beneficial owner is Bering Exploration, Inc., 710 N. Post Oak Road, Suite 410, Houston, Texas 77024.

(2)
The percentage of beneficial ownership of Common Stock is based on 24,032,763 shares of Common Stock outstanding as of March 31, 2011 and excludes all shares of Common Stock issuable upon the exercise of outstanding options, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of June 30, 2011.

(3)	The business address of Silver Star Holdings is PO Box 27949, Houston, Texas 77227-7949.

(4)
VASHB Group, LLC, a limited liability company of which Steven M. Plumb owns a minority interest, owns 1,170,640 shares.  Mr. Plumb is not an officer, director or manager of VASHB Group, LLC, and he disclaims any beneficial interest in the shares owned by VASHB Group, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for professional services rendered by MaloneBailey, LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q for fiscal years 2011 and 2010 are set forth in the table below.

	2011	2010
Malone Bailey LLP	$10,950	$5,000

	$10,950	$5,000

Audit-Related Fees.

During the fiscal years ended March 31, 2011 and 2010, no assurance or related services were performed by Malone  Bailey LLP that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.

During the fiscal year ended March 31, 2011 and 2010, no fees were billed by Malone Bailey LLP for tax compliance, tax advice or tax planning services.

All Other Fees.

During the fiscal years ended March 31, 2011 and 2010, no fees were billed by Malone Bailey LLP other than the fees set forth under the caption “Audit Fees” above.

Pre-Approval Policies and Procedures of the Audit Committee.

The Audit Committee has the sole authority to appoint, terminate and replace our independent auditor.  The Audit Committee may not delegate these responsibilities.  The Audit Committee has the sole authority to approve the scope, fees and terms of all audit engagements, as well as all permissible non-audit engagements of our independent auditor. The entire board of Directors serves as the audit committee of the Company.

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
J. Leonard Ivins, Chief Executive Officer
Date: July 14, 2011

By: /s/ Steven M. Plumb
Steven M. Plumb, Chief Financial Officer
Date: July 14, 2011

By: /s/ KevanCasy
Kevan Casey, Director
Date:  July 14, 2011