Form 10-Q
period 2011-06-30
Bering Exploration, Inc.
filed 2011-08-15
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 14, 2011 there were outstanding 24,612,763 shares of common stock, $0.001 par value per share.

BERING EXPLORATION, INC. AND SUBSIDIARIES
INDEX TO FORM 10-QSB
June 30, 2011

Part I	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (unaudited)
		June 30, 2011 and March 31, 2011	3

		Condensed Consolidated Statements of Operations (unaudited)
		Three Months Ended June 30, 2011 and 2010, and
		Inception (May 9, 2007) through June 30, 2011	4

		Condensed Consolidated Statements of Cash Flow (unaudited)
		Three Months Ended June 30, 2011 and 2010, and
		Inception (May 9, 2007) through June 30, 2011	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

	Item 4.	Controls and Procedures	10

Part II	Other Information

	Item 5.	Exhibits	11

PART I.                FINANCIAL INFORMATION

ITEM 1.                                               FINANCIAL STATEMENTS

BERING EXPLORATION, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011

ASSETS

Cash and cash equivalents	$391,154	$531,933
Total current assets	391,154	531,933

Property and equipment, net	1,211	1,641
Oil and gas properties – unproved	356,712	302,304
Total assets	$749,077	835,878

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$257,701	$255,731
Accounts payable – related parties	37,947	37,947
Accrued liabilities	67,067	38,967
Notes payable – third parties	72,013	72,013
Short term debt – related parties	369,342	369,342
Convertible note payable – related party	53,302	63,302
Convertible notes, net of discount of $233,014 and $320,274 at June 30, 2011 and March 31, 2011, respectively	266,986	179,726
Total current liabilities	1,124,358	1,017,028

Total liabilities	1,124,358	1,017,028

Shareholders’ deficit:
Common stock, $.001 par value, 500,000,000 shares authorized; 24,462,763 and 24,032,763 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively	24,463	24,033
Additional paid-in capital	3,745,380	3,197,211
Less - subscription receivable	(180,000)
Deficit accumulated during the development stage	(3,965,124)	(3,402,394)
Total shareholders’ deficit	(375,281)	(181,150)
Total liabilities and shareholders' deficit	$749,077	$835,878

See accompanying notes to unaudited condensed consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Inception (May 9, 2007) to
	2011	2010	June 30, 2011

Revenue	$-	$-	$-

Costs and expenses:
Compensation and related expenses	238,447	40,000	1,703,932
Office administration	3,700	4,463	28,430
Professional fees	61,873	6,659	1,031,629
Investor relations	128,292	-	439,438
Merger expenses	-	-	8,113
Impairment of license agreement	-	-	80,100
Acquisition costs of subsidiary	-	-	220,000
Depreciation and amortization	430	215	32,823
Other expenses	14,232	-	312,039
Total costs and expenses	446,974	51,337	3,856,504

Interest expense	115,756	3,151	641,626
Gain on deconsolidated subsidiary	-	-	(478,765)
Other expenses (income)	-	-	(54,241)
Net loss	$(562,730)	$(54,488)	$(3,965,124)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	24,341,884	23,561,884

See accompanying notes to unaudited condensed consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended June 30,		Cumulative from Inception (May 9, 2007) through
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(562,730)	$(54,488)	$(3,965,124)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	430	215	23,934
Amortization of deferred financing costs	-	-	15,000
Non-cash compensation expense relating to license agreement	-	-	119,900
Impairment of license agreement	-	-	80,100
Amortization of debt discount	87,260	-	514,971
Share-based compensation	238,447	40,000	1,608,089
Non-cash acquisition of subsidiary	-	-	220,000
Forgiveness of debt	-	-	(54,241)
Changes in assets and liabilities:
Other current assets	-	-	15,750
Accounts payable	20,872	5,020	327,682
Accounts payable – related parties	-	-	112,622
Accrued liabilities	28,100	3,151	115,510
Net cash used in operating activities	(187,621)	(6,102)	(865,807)
Cash flows from investing activities:
Investment in option agreement	-	-	(20,000)
Investment in oil and gas properties	-		(270,304)
Property and equipment	(54,408)	-	(59,553)
Net cash used in investing activities	(54,408)	-	(349,857)
Cash flows from financing activities:
Proceeds from notes payable – related parties	-	6,102	585,342
Proceeds from convertible notes	-	-	500,000
Proceeds from notes payable	-	-	72,013
Repayment of convertible note – related party	(10,000)	-	(23,000)
Proceeds from issuance of common stock	-	-	91,165
Proceeds from exercise of stock options	111,250	-	381,298
Net cash provided by financing activities	101,250	6,102	1,606,818
Net change in cash and cash equivalents	(140,779)	-	391,154
Cash and cash equivalents, beginning of period	531,933	14	-
Cash and cash equivalents, end of period	$391,154	$14	$391,544

Supplemental disclosures:
Interest paid	$-	$-	$5,633
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Discount on convertible notes	$-	$-	$747,985
Cancellation of stock certificate	-	-	300
Issuance of note payable for license agreement	-	-	200,000
Stock issued for prepaid investor relation services	-	-	73,800
Forgiveness of debt by officer	-	-	45,086
Stock issued for purchase of Assets	-		32,000
Conversion of notes payable to common stock	-	-	414,568
Stock issued to settle accounts payable	18,902	-	18,902

See accompanying notes to unaudited condensed consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bering Exploration, Inc. (the "Company" or "Bering") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC on July 14, 2011.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year ended March 31, 2011 as reported in the 10-K have been omitted.

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

Note 2.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of June 30, 2011, the Company has accumulated losses of $3,965,124 since inception and negative working capital of $733,204.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Related Party Transactions

In April 2010, the Company amended a note payable in the amount of $63,302 to the chief executive officer to include a conversion feature which would allow the holder to convert the note payable and associated accrued interest into shares of the Company’s common stock at a conversion rate of $1.00 per share. The convertible note payable is due upon demand and has an interest rate of 10% per annum.  In May 2011, the Company made a $10,000 principal payment on this note.

Note 4.  Common Stock

In April 2011, the Company issued 30,000 shares of its common stock to a law firm as payment for services rendered.  The fair market value of the common stock on the date of issuance was $37,800 which was offset against accounts payable of $18,902.  The balance of $18,898  was recognized by the Company as additional stock based compensation expense for the three months ended June 30, 2011.

In April and May 2011, the Company issued 400,000 shares from the exercise of options for total consideration of $291,250 of which $180,000 remains in subscription receivable.

Note 5. Stock Options and Warrants

In April and May 2011, the Company granted 300,000 stock options for consulting services at exercise prices ranging from $0.60 to $0.80.  These options have a term of 2 years and vested immediately.  The options have a fair value of $188,890 which was recorded immediately to expense and was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rates of 0.56% and 0.65%, (2) expected life of 2 years, (3) expected volatility of 133.88% and 134.86% and (4) zero expected dividends.

In April 2011, the Company repriced 250,000 options that were previously issued to reduce the exercise prices ranging from $0.65 to $1.16.  The options were remeasured at the date of modification and an incremental compensation expense of $10,263 was recognized.

In May 2011, the Company issued 460,000 stock warrants to a consultant representing 50% of  a quarterly retainer.  The warrants are exercisable at  $0.75 per share, have a term of 5 years and vests over a period of 3 years beginning May 1, 2011.  The warrants have a fair value of $367,136 which was calculated using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 1.97%,  (2) expected life of 5 years, (3) expected volatility of 152.9% and (4) zero expected dividends.  Stock-based compensation expense recognized for these warrants amounted to $20,396 for the three months ended June 30, 2011 and the unamortized expense as of the same date amounted to $346,740.

A summary of option activity for the three months ended June 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contracutal	intrinsic
	Options	price	life (years)	value
Outstanding March 31, 2011	100,000	$1.36
Granted	300,000	0.60
Exercised	(400,000)	0.73
Forfeited	-	-
Expired	-	-
Outstanding June 30, 2011	-	$-	-	-

The weighted average grant date fair value for the options granted during the period was $0.63.

A summary of warrant activity for the three months ended June 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contracutal	intrinsic
	Warrants	price	life (years)	value
Outstanding March 31, 2011	150,000	$0.50
Granted	460,000	0.75
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding June 30, 2011	610,000	$0.69	4.81	$30,000

The weighted average grant date fair value for the warrants granted during the period was $0.80.

Note 5.  Subsequent Event

In July 2011, the Company made a $5,302 principal payment to an officer of the Company on his outstanding convertible note payable.

In August 2011, the Company entered into a participation agreement wherein the Company acquired a 10% working interest in an oil and gas drilling prospect in exchange for consideration of $40,000 which is equivalent to the Company’s proportionate share of the drilling cost of a test well.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of June 30, 2011 and 2010, and its results of operations for the three months ended June 30, 2011 and 2010, and for period inception (May 9, 2007) through June 30, 2011, should be read in conjunction with the audited consolidated financial statements and notes included in Bering’s Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission.

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

Results of Operations – Inception (May 9, 2007) to June 30, 2011

The Company has had no revenue for period from inception (May 9, 2007) through June 30, 2011.

The Company’s expenses were $3,856,504 since inception, which were primarily comprised of compensation and related expenses of $1,703,932, professional fees of $1,031,629, investor relations expenses of $439,438, and other miscellaneous expenses of $312,039. In addition, we had $641,626 of interest expense since inception.

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

As a result of the foregoing, the Company’s net loss for the period inception (May 9, 2007) through June 30, 2011 was $3,965,124.

Comparison of Three Months Ended June 30, 2011 and 2010.

The Company has had no revenue for the three months ended June 30, 2011 and 2010.

The Company’s expenses increased from $51,337 for three months ended June 30, 2010 to $446,974 for three months ended June 30, 2011.  The increase of $395,637 was mainly due to higher expenses to compensation, $238,447, investor relations, $128,292 and to professional fees, $61,873

As a result of the foregoing, the Company’s net loss for the three months ended June 30, 2011 and 2010 was $562,730 and $54,488, respectively.

Liquidity and Capital Resources

As of June 30, 2011, the Company had $391,154 in cash and negative working capital of $733,204.

Net cash used in operating activities for the three months ended June 30, 2011 and 2010 was $187,621 and $6,102, respectively.

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

ITEM 4.                               CONTROLS AND PROCEDURES

                         (a)                        Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2011 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process.

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
Date: August 14, 2011

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Leonard Ivins	Chief Executive Officer and	August 14, 2011
J. Leonard Ivins	Chairman of the Board

/s/Steven M. Plumb	Principal Financial and	August 14, 2011
Steven M. Plumb	Accounting Officer