Form 10-Q
period 2011-09-30
Bering Exploration, Inc.
filed 2011-11-21
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 000-50541

Bering Exploration, Inc.
(Exact name of small business issuer as specified in its charter)

N/A
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

As of November 14, 2011 there were outstanding 43,050,781 shares of common stock, $0.001 par value per share.

BERING EXPLORATION, INC. AND SUBSIDIARIES
INDEX TO FORM 10-QSB
September 30, 2011

Part I	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (unaudited)
		September 30, 2011 and March 31, 2011	3

		Condensed Consolidated Statements of Operations (unaudited)
		Three and Six Months Ended September 30, 2011 and 2010, and
		Inception (May 9, 2007) through September 30, 2011	4

		Condensed Consolidated Statements of Cash Flow (unaudited)
		Six Months Ended September 30, 2011 and 2010, and
		Inception (May 9, 2007) through September 30, 2011	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II	Other Information

	Item 5.	Exhibits	15

PART I.                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BERING EXPLORATION, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$24,447	$531,933
Accounts receivable, oil and gas sales	9,682	-
Total current assets	34,129	531,933

Property and equipment, net	996	1,641
Oil and gas properties – unproved	780,474	302,304
Total assets	$815,599	835,878

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$73,083	$66,273
Accounts payable – related parties	37,947	37,947
Accrued liabilities	83,452	38,967
Notes payable – third parties	-	72,013
Short term debt – related parties	268,966	369,342
Convertible note payable – related parties, net of discount of $2,697 and $0 at September 30, 2011 and March 31, 2011, respectively	190,679	63,302
Convertible notes, net of discount of $102,903 and $320,274 at September 30, 2011 and March 31, 2011, respectively	319,110	179,726
Total current liabilities	973,237	827,570

Total liabilities	973,237	827,570

Shareholders’ equity (deficit):
Common stock, $.001 par value, 500,000,000 shares authorized; 25,779,430 and 24,032,763 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively	25,780	24,033
Additional paid-in capital	4,081,586	3,197,211
Deficit accumulated during the development stage	(4,265,004)	(3,212,936)
Total shareholders’ equity (deficit)	(157,638)	8,308
Total liabilities and shareholders' equity (deficit)	$815,599	$835,878

See accompanying notes to unaudited condensed consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		Inception (May 9,2007) to
	2011	2010	2011	2010	September 30, 2011

Oil and gas revenue	$9,682	$-	$9,682	$-	$9,682

Costs and expenses:
Lease operating expenses	2,063		2,063		2,063
Compensation and related expenses	235,195		473,642	40,000	1,939,127
Office administration	14,384	4,273	18,084	8,736	42,814
Professional fees	53,083	21,831	114,956	28,490	1,084,712
Investor relations	5,137	-	133,429	-	444,575
Merger expenses	-	-	-	-	8,113
Impairment of license agreement	-	-	-	-	80,100
Acquisition costs of subsidiary	-	-	-	-	220,000
Depreciation and amortization	215	215	645	430	33,038
Other expenses	(3,184)	-	11,048	-	308,855

Total costs and expenses	306,893	26,319	753,867	77,656	4,163,397

Interest expense	141,609	5,273	257,365	8,424	783,235
Loss on extinguishment of debt	50,518	-	50,518	-	50,518
Gain on deconsolidated subsidiary	-	-	-	-	(668,223)
Other income	-	-	-	-	(54,241)

Net loss	$(489,338)	$(31,592)	$(1,052,068)	$(86,080)	$(4,265,004)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding – Basic and diluted	24,855,517	23,779,466	24,600,104	23,395,785

See accompanying notes to unaudited condensed consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended September 30,		Cumulative from Inception (May 9, 2007) through
	2011	2010	September 30, 2011
Cash flows from operating activities:
Net loss	$(1,052,068)	$(86,080)	$(4,265,004)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	645	430	24,149
Amortization of deferred financing costs	-	-	15,000
Non-cash compensation expense relating to license agreement	-	-	119,900
Impairment of license agreement	-	-	80,100
Amortization of debt discount	206,484	-	634,195
Share-based compensation	473,642	40,000	1,843,284
Non-cash acquisition of subsidiary	-	-	220,000
Loss on extinguishment of debt	50,518	-	50,518
Forgiveness of debt	-		(54,241)
Changes in assets and liabilities:		-
Accounts receivable	(9,682)		(9,682)
Other current assets	-	-	15,750
Accounts payable	25,712	(4,010)	143,064
Accounts payable – related parties	-	-	112,622
Accrued liabilities	44,485	8,424	131,895
Net cash used in operating activities	(260,264)	(41,236)	(938,450)
Cash flows from investing activities:		-
Investment in option agreement	-	-	(20,000)
Investment in oil and gas properties	(478,170)	-	(748,474)
Property and equipment	-		(5,145)
Net cash used in investing activities	(478,170)	-	(773,619)
Cash flows from financing activities:
Proceeds from notes payable – related parties	45,000	41,236	630,342
Proceeds from convertible notes	-	-	500,000
Proceeds from notes payable	-	-	72,013
Repayment of convertible note – related party	(15,302)	-	(28,302)
Proceeds from issuance of common stock	-	-	91,165
Proceeds from exercise of stock options	201,250	-	471,298
Net cash provided by financing activities	230,948	41,236	1,736,516
Net change in cash and cash equivalents	(507,486)	-	24,447
Cash and cash equivalents, beginning of period	531,933	14	-
Cash and cash equivalents, end of period	$24,447	$14	$24,447

Supplemental disclosures:
Interest paid	$-	$-	$5,633
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Discount on convertible notes	$42,328	$-	$790,313
Cancellation of stock certificate	-	-	300
Issuance of note payable for license agreement	-	-	200,000
Stock issued for prepaid investor relation services	-	-	73,800
Forgiveness of debt by officer	-	-	45,086
Stock issued for purchase of Assets	-	32,000	32,000
Conversion of notes payable to common stock	150,000	-	564,568
Convertible note payable issued to extinguish note payable	-	63,302	63,302
Stock issued to settle accounts payable	18,902	-	18,902

See accompanying notes to unaudited condensed consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of September 30, 2011, the Company has accumulated losses of $4,265,004 since inception and negative working capital of $(939,108).  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Related Party Transactions

In April 2010, the Company amended a note payable in the amount of $63,302 to the chief executive officer to include a conversion feature which would allow the holder to convert the note payable and associated accrued interest into shares of the Company’s common stock at a conversion rate of $1.00 per share. The convertible note payable is due upon demand and has an interest rate of 10% per annum.  In May 2011 and July 2011, the Company made principal payments of $10,000 and $5,302, respectively, on this note.

In April 2011, certain notes issued to related parties totaling to $145,376 were modified to add a conversion option at a conversion price of $1 per common share.  The modification was accounted as a debt extinguishment and the Company recognized a beneficial conversion feature (BCF) on the notes amounting to $7,269.  The BCF was recorded as a debt discount and amortized over the term of the notes.  Amortization expense recognized during the six months ended September 30, 2011 amounted to $4,572

In September 2011, a director of the Company advanced the Company $45,000 at 10% interest.  The advance was repaid in October 2011.

Note 4.  Convertible notes – third parties

In April 2011, certain notes issued to third parties totaling $72,014, were modified to add a conversion option at a conversion price of $1.00 per common share.  The modification was accounted for as a debt extinguishment and the Company recognized a beneficial conversion feature (BCF) on the notes amounting to $3,601.  The BCF was recorded as a debt discount and amortized over the term of the notes.

On various dates in September 2011, certain convertible notes were modified to reduce the conversion price from $0.50 per share to $0.40 per share for convertible notes totaling $100,000 and from $0.50 per share to $0.12 per share for convertible notes totaling $50,000.  The modification was accounted for as a debt extinguishment and the Company recognized a loss on debt extinguishment of $50,518 during the six months ended September 30, 2011.  The Company also recognized a beneficial conversion feature on the modified debt amounting to $31,458 which was recognized as a debt discount and amortized over the term of the notes.   In October 2011 these notes were converted to equity and the Company issued 666,667 common shares.  The unamortized discount on the converted notes amounting to $31,458 was immediately charged to interest expense.

Amortization expense recognized during the six months ended September 30, 2011 for all convertible notes amounted to $201,912.

Note 5.  Common Stock

In April 2011, the Company issued 30,000 shares of its common stock to a law firm as payment for services rendered.  The fair market value of the common stock on the date of issuance was $37,800 which was offset against accounts payable of $18,902.  The balance of $18,898 was recognized by the Company as additional stock based compensation expense for the three months ended June 30, 2011.

In April and May 2011, the Company issued 400,000 shares from the exercise of options for total consideration of $201,250.

In August 2011, the Company issued 350,000 shares of its common stock to a consultant for consulting services which vested immediately on date of grant.  The fair market value of the common stock on the date of grant was $180,250.  The Company also issued 300,000 common shares to two consultants in lieu of the warrants previously issued to them.  No incremental stock compensation expense was required to be recognized on this exchange.

In September 2011, certain convertible notes totaling to $150,000 were converted to equity and the Company issued a total of 666,667 common shares.

Note 6. Stock Options and Warrants

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

In April and May 2011, the Company repriced 400,000 options that were previously issued to reduce the exercise prices ranging from $0.60 to $1.16.  The options were remeasured at the date of modification and an incremental compensation expense of $34,969 was recognized.

In May 2011, the Company issued 460,000 stock warrants to a consultant representing 50% of a quarterly retainer.  The warrants are exercisable at $0.75 per share, have a term of 5 years and vests over a period of 3 years beginning May 1, 2011.  The warrants have a fair value of $367,136 which was calculated using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 1.97%, (2) expected life of 5 years, (3) expected volatility of 152.9% and (4) zero expected dividends.  Stock-based compensation expense recognized for these warrants amounted to $30,239 and $50,635 for the three and six months ended September 30, 2011 and the unamortized expense as of September 30, 2011 amounted to $316,500.

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

A summary of option activity for the six months ended September 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contracutal	intrinsic
	Options	price	life (years)	value
Outstanding March 31, 2011	100,000	$1.36
Granted	300,000	0.60
Exercised	(400,000)	0.73
Forfeited	-	-
Expired	-	-
Outstanding September 30, 2011	-	$-	-	-

A summary of warrant activity for the six months ended September 30, 2011 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Warrants	price	life (years)	value
Outstanding March 31, 2011	150,000	$0.50
Granted	460,000	-
Exercised	-	-
Forfeited or cancelled	(150,000)	-
Expired	-	-
Outstanding September 30, 2011	460,000	$0.64	3.95	$-

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 7.  Correction of an error

In connection with our review of the deconsolidation of Intertech Bio Corporation (“Intertech Bio”), we identified an error in the accounting for our investment in Intertech Bio. The fair value of the liabilities assumed by Intertech Bio was understated by $189,458 resulting in an understatement of the Gain on deconsolidation of subsidiary as reported in our financial statements for the year ended March 31, 2009 of $189,458.  In addition, the error effected the Cumulative from Inception (May 9, 2007) to March 31, 2009, 2010 and 2011 Consolidated Statements of Operations.

We evaluated the impact of the error, both quantitatively and qualitatively, on our financial statements as of and for the years ended March 31, 2009, 2010 and 2011 and determined that the error would not have a material impact to the readers of our financial statements. Our analysis was primarily based on qualitative factors including the fact that we had no revenue and minimal operating activity for the years ended March 31, 2009, 2010 and 2011. Consequently, we are following the guidelines of Staff Accounting Bulletin (SAB) No. 108.

The effects of the correction on reported amounts for the years ended March 31, 2009, 2010 and 2011 are presented below in the following tables:

Consolidated Balance Sheet
	As of March 31, 2009
	As Reported	Adjustments	As Restated
Current liabilities:
Accounts payable	$226,113	$(189,458)	$36,655
Accounts payable – related parties	102,173	-	102,173
Accrued liabilities	28,102	-	28,102
Notes payable – related parties	95,302	-	95,302
Total liabilities	451,690	(189,458)	262,232

Shareholders' deficit:
Common stock	23,103	-	23,103
Additional paid-in-capital	2,314,894	-	2,314,894
Deficit acccumulated during the development stage	(2,785,385)	189,458	(2,595,927)
Total shareholders' deficit	(447,388)	189,458	(257,930)
Total liabilities and shareholders' deficit	$4,302	$-	$4,302

Consolidated Statements of Operations
	Year ended March 31, 2009
	As Reported	Adjustments	As Restated

Total operating expenses	$1,092,123	$-	$1,092,123

Interest expense	435,347	-	435,347
Gain on deconsolidated of subsidiary	(478,765)	(189,458)	(668,223)
Other expenses	(43,418)	(189,458)	(232,876)

Net loss	$(1,048,705)	$189,458	$(859,247)

Net loss per share:
Basic and Diluted	$-	$-	$-

Weighted average common shares outstanding:
Basic and diluted	220,556,891		220,556,891

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 7.  Correction of an error (cont’d)

	Inception (May 9, 2007) to March 31, 2009
	As Reported	Adjustments	As Restated
Total operating expenses	$2,802,982		$2,802,982

Interest expense	461,168		461,168
Gain on deconsolidation of subsidiary	(478,765)	(189,458)	(668,223)
Other expenses	(17,597)	(189,458)	(207,055)

Net loss	$(2,785,385)	$189,458	$(2,595,927)

Consolidated Balance Sheet
	As of March 31, 2010
	As Reported	Adjustments	As Restated
Current liabilities:
Accounts payable	$222,460	$(189,458)	$33,002
Accounts payable – related parties	144,122	-	144,122
Accrued liabilities	37,600	-	37,600
Notes payable – related parties	99,478	-	99,478
Total liabilities	503,660	(189,458)	314,202

Shareholders' deficit:
Common stock	23,183	-	23,183
Additional paid-in-capital	2,321,214	-	2,321,214
Deficit acccumulated during the development stage	(2,845,757)	189,458	(2,656,299)
Total shareholders' deficit	(501,360)	189,458	(311,902)
Total liabilities and shareholders' deficit	$2,300	$-	$2,300

Consolidated Statement of Operations
	Inception (May 9, 2007) to March 31, 2010
	As Reported	Adjustments	As Restated
Total operating expenses	$2,853,856	$-	$2,853,856

Interest expense	470,666	-	470,666
Gain on deconsolidation of subsidiary	(478,765)	(189,458)	(668,223)
Other expenses	(8,099)	(189,458)	(197,557)

Net loss	$(2,845,757)	$189,458	$(2,656,299)

BERING EXPLORATION, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 7.  Correction of an error (cont’d)

Consolidated Balance Sheet
	As of March 31, 2011
	As Reported	Adjustments	As Restated
Current liabilities:
Accounts payable	$255,731	$(189,458)	$66,273
Accounts payable – related parties	37,947	-	37,947
Accrued liabilities	38,967	-	38,967
Notes payable - third parties	72,013	-	72,013
Short term debt - related parties	369,342	-	369,342
Convertible note - related party	63,302	-	63,302
Convertible notes, net of discount $320,274	179,726	-	179,726
Total liabilities	1,017,028	(189,458)	827,570

Shareholders' deficit:
Common stock	24,033	-	24,033
Additional paid-in-capital	3,197,211	-	3,197,211
Deficit acccumulated during the development stage	(3,402,394)	189,458	(3,212,936)
Total shareholders' deficit	(181,150)	189,458	8,308
Total liabilities and shareholders' deficit	$835,878	$-	$835,878

Consolidated Statement of Operations
	Inception (May 9, 2007) to March 31, 2011
	As Reported	Adjustments	As Restated
Total operating expenses	$3,409,530	$-	$3,409,530

Interest expense	525,870	-	525,870
Gain on settlement of debt	(54,241)	-	(54,241)
Gain on deconsolidation of subsidiary	(478,765)	(189,458)	(668,223)
Other expenses	(7,136)	(189,458)	(196,594)

Net loss	$(3,402,394)	$189,458	$(3,212,936)

The adjustment to the Consolidated Statements of Cash Flows for the year ended March 31, 2009 and from Inception (May 9, 2007) to March 31, 2009, 2010 and 2011 did not result in any changes to the amounts previously reported for net cash from operating activities, investing activities or financing activities.

Note 8.  Subsequent events

In October 2011, the Company issued a convertible note to a third party in the amount of $225,000, bearing annual interest of 8%, which will mature on September 1, 2013. The note is convertible to the Company’s common shares at $0.04 per share.

In October 2011, notes issued to related parties amounting to $231,966 were modified to add a conversion option at a conversion price of $0.04 per common share.

In October 2011, certain notes payable were converted into the Company’s common stock, as follows:

Description	Principal Balance	Accrued interest	Total amount converted	Conversion price	Shares issued

Convertible notes - related parties	$377,342	$23,382	$400,724	$0.04	10,018,100
Convertible debt - third party	297,013	3,232	300,245	0.04	7,506,125

	$674,355	$26,614	$700,969		17,524,225

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of September 30, 2011 and 2010, and its results of operations for the three month and six months ended September 30, 2011 and 2010, and for period inception (May 9, 2007) through September 30, 2011, should be read in conjunction with the audited consolidated financial statements and notes included in Bering’s Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission.

Overview

In July 2010, the Company determined to primarily focus its business on the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids from conventional reservoirs within the United States.

Oil and gas properties

Central Texas Project,
Caldwell County, Texas

In March 2011, the Company leased the mineral rights on 1,282.974 gross acres targeting the Eagle Ford shale play in Central Texas.  This prospect has an aeromagnetic survey and the company expects to utilize it and other advanced techniques to maximize oil recovery from the Eagle Ford, Austin Chalk, Buda and Edwards zones. Bering will retain a 100% working interest and an 81% net revenue interest with a two year lease term.

The Eagle Ford Shale is a shale rock formation located in multiple counties in South Texas. It underlies the Austin Chalk and the Edwards limestone formation is just below it. It is considered by geologists to be the “source rock”, or the original source of hydrocarbons (oil and gas) that are now found in the Austin Chalk above it.   Industry leaders have been quoted as saying that it has the “perfect mineralogical makeup for a shale play” and one of the world’s largest oil & gas companies has already called it the sixth largest domestic oil discovery in the U.S. history.

Chicas Locas Field,
Victoria County, Texas

In June 2011, the Company entered into a joint development agreement to co-develop an approximately 640 acre tract in Victory County, Texas.  The Company will retain a 50% working interest in this prospect.  In August 2011, the first well developed in this area began producing oil.  The Company is currently evaluating whether the well is commercially viable.

Singer Prospect
Beauregard Parish, Louisiana

In August and October 2011, the Company leased the mineral rights on 320 gross acres in Singer, Louisiana.  Initial geological assessment reveals four sands in zones from 9,600’ to 10,600’ with five potential drilling locations.  Bering retains a 90% working interest in the prospect and a 75% net revenue interest.

Ashland Prospect
Concordia Parish, Louisiana

In July 2011, the Company purchased a 10% working interest in the Ashland prospect in Concordia Parish, Louisiana.  The prospect contains 1,200 acres.  Preliminary geological analysis reveals two sands between 6,900’ and 7,100’.   In September 2011, a well was successfully drilled on the prospect.  The well was completed in November 2011 and is expected to produce 70 gross barrels of oil per day.

Gohlke Project
Texas Gulf Coast

In October 2011, the Company leased the mineral rights to 10,000 feet on 272 gross acres in South Texas.  The tract has 10 potential drilling locations.  Preliminary geological assessment reveals 2 sands at depths between 5,000’ to 8,100’. Bering currently holds a 100% working interest and a 76.5% net revenue interest.

South Texas Project
Texas Gulf Coast

In September 2010, the Company obtained a 5% back in after payout working interest in a single well being drilled in South Texas, along the Texas Gulf Coast. The well was successfully completed and is producing natural gas.  The operator of the well estimates that payout will be achieved in twelve months, at which time the Company’s net working interest will be established.  Until such time as payout is achieved, the Company has no rights to the production from this well and accordingly, has not recognized any oil and gas reserves from this well.

Results of Operations – Inception (May 9, 2007) to September 30, 2011

The Company had oil revenues of $9,682 for period from inception (May 9, 2007) through September 30, 2011.

The Company’s operating expenses were $4,163,397 since inception, which were primarily comprised of oil and gas operating expenses of $2,063, compensation and related expenses of $1,939,127, professional fees of $1,084,712, investor relations expenses of $444,575, depreciation and amortization of $33,038, and other miscellaneous expenses of $359,782. In addition, we incurred $783,235 of interest expense since inception.

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

As a result of the foregoing, the Company’s net loss for the period inception (May 9, 2007) through September 30, 2011 was $4,265,004.

Comparison of Three Months Ended September 30, 2011 and 2010.

The Company had oil revenues of $9,682 for the three months ended September 30, 2011 and no revenues for the three months ended September 30, 2010.  The increase of $9,682 was due to oil produced during the testing phase of the Chicas Locas #1 well, which was completed in September 2011.

The Company’s expenses increased from $26,319 for three months ended September 30, 2010 to $306,893 for three months ended September 30, 2011.  The increase of $280,574 was mainly due to increases as follows: increase in oil and gas operating expenses of $2,063, increase in stock based compensation of $235,195, increase in investor relations costs of $5,137, increase in professional fees of $31,252, an increase in office expense of $10,111 and a decrease in other expenses of $3,184.

In addition, interest expense increased by $136,336, from $5,273 during the three months ended September 30, 2010 to $141,609 during the three months ended September 30, 2011 due to increased borrowing and discount amortization.  We also incurred a Loss on Extinguishment of Debt of $50,518 in connection with the conversion of certain notes payable in our Common Stock during the quarter ending September 30, 2011.

As a result of the foregoing, the Company’s net loss for the three months ended September 30, 2011 and 2010 was $489,338 and $31,592, respectively.

Comparison of Six Months Ended September 30, 2011 and 2010.

The Company had oil revenues of $9,682 for the six months ended September 30, 2011 and no revenues for the six months ended September 30, 2010.  The increase of $9,682 was due to oil produced during the testing phase of the Chicas Locas #1 well, which was completed in September 2011.

The Company’s expenses increased from $77,656 for six months ended September 30, 2010 to $753,867 for three months ended September 30, 2011.  The increase of $676,211 was mainly due to increases as follows: oil and gas operating expenses of $2,063, increase in cash and stock based compensation, $433,642, increase in investor relations, $133,429, increase in professional fees, $86,466, increase in office administration of $9,348, and increase in other expenses of $11,048.

In addition, interest expense increased by $248,941, from $8,424 during the six months ended September 30, 2010 to $257,365 during the six months ended September 30, 2011 due to increased borrowing and discount amortization.  We also incurred a Loss on Extinguishment of Debt of $50,518 in connection with the conversion of certain notes payable in our Common Stock during the quarter ending September 30, 2011.

As a result of the foregoing, the Company’s net loss for the six months ended September 30, 2011 and 2010 was $1,052,068 and $86,080, respectively.

Liquidity and Capital Resources

As of September 30, 2011, the Company had $24,447 in cash and negative working capital of $939,108.  In October 2011, the Company borrowed $225,000 from an investor.  The proceeds of this note will be used for working capital and oil and gas lease acquisitions.   The proceeds should provide sufficient capital to fund the Company’s operations through the end of the calendar year.  Additional capital will be necessary to fund ongoing operating costs and planned drilling programs over the next twelve months.

Net cash used in operating activities for the six months ended September 30, 2011 and 2010 was $260,264 and $41,236, respectively.

We anticipate that future liquidity requirements will arise from the need to finance our operations and continue our lease acquisition and drilling programs. The primary sources of funding for such requirements are expected to be raising additional capital from the sale of equity and/or debt securities. However, we can provide no assurances that we will be able to obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company is attempting to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the sale of working interests in our drilling programs. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

ITEM 4.                               CONTROLS AND PROCEDURES

                         (a)                        Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2011 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process.

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
Date: November 21, 2011

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Leonard Ivins	Chief Executive Officer and	November 21, 2011
J. Leonard Ivins	Chairman of the Board

/s/Steven M. Plumb	Principal Financial and	November 21, 2011
Steven M. Plumb	Accounting Officer