Form 10-Q
period 2011-12-31
Bering Exploration, Inc.
filed 2012-02-21
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 13, 2012 there were outstanding 49,279,844 shares of common stock, $0.001 par value per share.

BERING EXPLORATION, INC. AND SUBSIDIARIES

INDEX TO FORM 10-QSB

December 31, 2011

Part I	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (unaudited)
		December 31, 2011 and March 31, 2011	3

		Condensed Consolidated Statements of Operations (unaudited)
		Three and Nine Months Ended December 31, 2011 and 2010	4

		Condensed Consolidated Statements of Cash Flow (unaudited)
		Nine Months Ended December 31, 2011 and 2010	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II	Other Information

	Item 5.	Exhibits	15

PART I.                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BERING EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2011	March 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$71,612	$531,933
Accounts receivable, oil and gas sales	29,258	—
Total current assets	100,870	531,933

Property and equipment, net	781	1,641
Oil and gas properties, net of accumulated depletion of $15,608 and $0, at December 31, 2011 and March 31, 2011, respectively, full cost method
Proved	274,864	—
Unproved	654,594	302,304
Total assets	$1,031,109	$835,878

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$106,411	$66,273
Accounts payable – related parties	37,947	37,947
Accrued liabilities	69,866	38,967
Notes payable – third parties	—	72,013
Short term debt – related parties	7,000	369,342
Convertible note payable – related parties	40,700	63,302
Convertible notes, net of discount of $39,685 and $320,274 at December 31, 2011 and March 31, 2011, respectively	310,315	179,726
Total current liabilities	572,239	827,570
Asset retirement obligation	9,665	—
Total liabilities	581,904	827,570

Shareholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized; 49,029,844 and 24,032,763 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	49,030	24,033
Additional paid-in capital	7,058,403	3,197,211
Accumulated deficit	(6,658,228)	(3,212,936)
Total shareholders’ equity	449,205	8,308
Total liabilities and shareholders' equity	$1,031,109	$835,878

See accompanying notes to unaudited condensed consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Oil and gas revenue	$39,687	$—	$49,369	$—

Costs and expenses:
Lease operating expenses	403	—	2,466	—
Compensation and related expenses	1,608,478	—	2,082,120	40,000
Office administration	10,995	798	40,127	8,878
Professional fees	28,937	20,594	143,893	49,084
Investor relations	3,709	2,721	137,138	3,377
Depreciation and amortization	15,823	215	16,468	645

Total costs and expenses	1,668,345	24,328	2,422,212	101,984

Net loss from operations	(1,628,658)	(24,328)	(2,372,843)	(101,984)

Other income (expense)
Interest expense	(760,752)	(4,225)	(1,018,117)	(12,649)
Gain (loss) on extinguishment of debt	(3,814)	54,241	(54,332)	54,241

Net income (loss)	$(2,393,224)	$25,688	$(3,445,292)	$(60,392)

Net income (loss) per share:
Basic and diluted	$(0.05)	$0.00	$(0.11)	$(0.00)

Weighted average number of common shares outstanding – Basic and diluted	45,972,756	23,882,763	31,750,227	23,882,763

See accompanying notes to unaudited condensed consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,445,292)	$(60,392)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation, and amortization	16,468	645
Amortization of debt discount	942,941	—
Share-based compensation	2,087,120	40,000
(Gain) loss on extinguishment of debt	54,332	(54,241)
Expenses paid directly by shareholder	—	57,790
Changes in assets and liabilities:		—
Accounts receivable	(29,258)	—
Accounts payable	59,038	(16,289)
Accounts payable – related parties	—	11,946
Accrued liabilities	68,779	12,649
Net cash used in operating activities	(245,872)	(7,892)

Cash flows from investing activities:
Investment in oil and gas properties	(633,097)	—

Cash flows from financing activities:
Proceeds from notes payable – related parties	60,000	25,000
Proceeds from convertible notes	225,000	—
Repayment of related party notes	(67,602)	—
Repayment of notes payable	—	(15,000)
Proceeds from exercise of stock options	201,250	—
Net cash provided by financing activities	418,648	10,000

Net change in cash and cash equivalents	(460,321)	2,108
Cash and cash equivalents, beginning of period	531,933	14
Cash and cash equivalents, end of period	$71,612	$2,122

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash financing activities:
Discount on convertible notes	$716,684	$—
Expenses paid directly by shareholder	—	72,790
Forgiveness of debt by officer	—	45,086
Conversion of notes payable to common stock	862,233	—
Stock issued to settle accounts payable	18,902	—

See accompanying notes to unaudited condensed consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bering Exploration, Inc. (“we”, “our”, the "Company" or "Bering") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC on July 14, 2011.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year ended March 31, 2011 as reported in the 10-K have been omitted.

As of December 31, 2011, the Company’s management believes that the Company has emerged from its development stage status due to the production and revenue generated by its Texas and Louisiana oil and gas properties and as such will no longer be presenting the additional financial disclosure category “Inception to Date” that is set forth in Accounting Standards Codification (ASC) 915, “Development Stage Entities” in its statements of operations and cash flows.

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

BERING EXPLORATION, INC. AND SUBSIDIARIES

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 2.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of December 31, 2011, the Company has accumulated losses of $6,658,228 since inception and negative working capital of $471,369.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Oil and Gas Properties

In March 2011, the Company leased the mineral rights on 1,282,974 gross acres targeting the Eagle Ford shale play in Central Texas for a total cost of $256,924. Bering retains a 100% working interest and an 81% net revenue interest with a two year lease term in this property.

In June 2011, the Company entered into a joint development agreement to co-develop an approximately 640 acre tract in Victory County, Texas and paid total cost of $200,280.  The Company retained a 50% working interest and a 75% net revenue interest in this prospect.

In August and October 2011, the Company leased the mineral rights on 320 gross acres in Singer, Louisiana for a total cost of $129,974.  Bering retains a 90% working interest in the prospect and a 75% net revenue interest.

In July 2011, the Company purchased a 10% working interest in the Ashland prospect in Concordia Parish, Louisiana for a total cost of $113,555.  Our net revenue interest in this well is 75%.

In October 2011, the Company leased the mineral rights to 10,000 feet on 272 gross acres in South Texas for a total cost of $118,695.  Bering currently holds a 100% working interest and a 76.5% net revenue interest in this prospect.

The Company also accounts for plugging and abandonment costs in accordance with ASC 410-20, Accounting for Asset Retirement Obligations. The Company recognized asset retirement obligations of $9,665 as of December 31, 2011 for its two producing wells.

Note 4. Related Party Transactions

In April 2010, the Company amended a note payable in the amount of $63,302 to the chief executive officer to include a conversion feature which would allow the holder to convert the note payable and associated accrued interest into shares of the Company’s common stock at a conversion rate of $1.00 per share. The convertible note payable is due upon demand and has an interest rate of 10% per annum.  The Company made principal payments totaling to $22,602 on this note.

In April 2011 and October 2011, certain notes issued to related parties totaling to $145,376 and $231,966, respectively, were modified to add a conversion option at a conversion price of $1.00 and $0.04 per common share, respectively. In October 2011, the notes with a conversion price of $1.00 per common share were further modified to reduce the conversion price to $0.04 per common share. These modifications were accounted for as debt extinguishments and the Company recognized a beneficial conversion feature (BCF) on the notes amounting to $384,611 and a loss on debt extinguishment of $2,551.  The BCF was recorded as a debt discount and amortized over the term of the notes.  In October 2011 these notes were converted to equity and the Company issued 9,794,288 common shares.  The unamortized discount on the converted notes was immediately charged to interest expense.

Amortization expense recognized during the nine months ended December 31, 2011 amounted to $382,060.

In September 2011, a director of the Company advanced the Company $45,000 at 10% interest.  The advance was repaid in October 2011.

In December 2011, a director of the Company advanced the Company $7,000 at 10% interest.  The advance remains outstanding as of December 31, 2011 and is reported under Short-term debt – related parties in the consolidated balance sheets.

Note 5.  Convertible notes – third parties

In April 2011, certain notes issued to third parties totaling $72,014, were modified to add a conversion option at a conversion price of $1.00 per common share.  In October 2011, these notes were further modified to reduce the conversion price from $1.00 per common share to $0.04 per common share. Both modifications were accounted for as debt extinguishments and the Company recognized a beneficial conversion feature (BCF) on the notes amounting to $75,615 and a loss on debt extinguishment of $1,263.  The BCF was recorded as a debt discount and amortized over the term of the notes. In October 2011, these notes and their related accrued interest were converted to equity and the Company issued 1,879,901 common shares. The unamortized discount on the converted note was immediately charged to interest expense.

On various dates in September 2011, certain convertible notes were modified to reduce the conversion price from $0.50 per share to $0.40 per share for convertible notes totaling $100,000 and from $0.50 per share to $0.12 per share for convertible notes totaling $50,000.  The modification was accounted for as a debt extinguishment and the Company recognized a loss on debt extinguishment of $50,518 during the six months ended September 30, 2011.  The Company also recognized a beneficial conversion feature on the modified debt amounting to $31,458 which was recognized as a debt discount and amortized over the term of the notes.   In October 2011, these notes were converted to equity and the Company issued 666,667 common shares.  The unamortized discount on the converted notes was immediately charged to interest expense.

In October 2011, the Company issued a convertible note to a third party in the amount of $225,000, bearing annual interest of 8%, which will mature on September 1, 2013. The note is convertible to the Company’s common shares at $0.04 per share. The Company identified and recorded a BCF on this note amounting to $225,000 which was recorded as a debt discount and amortized over the term of the notes. In October 2011, the note and related unpaid interest were converted to equity and the Company issued 5,626,225 common shares.  The unamortized discount on the converted note was immediately charged to interest expense.

Amortization expense recognized during the nine months ended December 31, 2011 for all convertible notes amounted to $560,881.

Note 6.  Common Stock

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

During the nine months ended December 31, 2011, the Company issued 6,300,000 shares of its common stock to various consultants for consulting services which vested immediately on the dates of grant.  The Company recognized compensation expense equivalent to the fair market values of these shares at the dates of grant amounting to $1,322,750.  The Company also issued 300,000 common shares to two consultants in lieu of the warrants previously issued to them.  No incremental stock compensation expense was required to be recognized on this exchange.

In September and October 2011, certain convertible notes and related accrued interest totaling to $862,233 were converted to equity and the Company issued a total of 17,967,081 common shares.

Note 7. Stock Options and Warrants

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

In May 2011, the Company issued 460,000 stock warrants to a consultant representing 50% of a quarterly retainer.  The warrants are exercisable at $0.75 per share, have a term of 5 years and vest over a period of 3 years beginning May 1, 2011.  The warrants have a fair value of $367,136 which was calculated using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 1.97%, (2) expected life of 5 years, (3) expected volatility of 152.9% and (4) zero expected dividends.  Stock-based compensation expense recognized for these warrants amounted to $30,239 and $80,874 for the three and nine months ended December 31, 2011 and the unamortized expense as of December 31, 2011 amounted to $286,261.

In December 2011, the Company issued a warrant to purchase 5,000,000 shares of its common stock at $0.10 per share to the president of the Company. The warrant has a term of five years and vested immediately. The warrant has a fair value of $440,739 which was recorded immediately to expense and was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rates of 0.31% (2) expected life of 2.5 years, (3) expected volatility of 166.75% and (4) zero expected dividends.

BERING EXPLORATION, INC. AND SUBSIDIARIES

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

A summary of option activity for the nine months ended December 31, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contracutal	intrinsic
	Options	price	life (years)	value
Outstanding March 31, 2011	100,000	$1.36
Granted	300,000	0.60
Exercised	(400,000)	0.73
Forfeited	—	—
Expired	—	—
Outstanding December 31, 2011	—	$—	—	$—

A summary of warrant activity for the nine months ended December 31, 2011 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Warrants	price	life (years)	value
Outstanding March 31, 2011	150,000	$0.50
Granted	5,460,000	0.15
Exercised	—	—
Forfeited or cancelled	(150,000)	0.50
Expired	—	—
Outstanding December 31, 2011	5,460,000	$0.15	4.95	$37,500

BERING EXPLORATION, INC. AND SUBSIDIARIES

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 8.  Subsequent event

In January 2012, the Company issued 250,000 shares of common stock to a consultant as compensation for services rendered. The fair market value of the common stock on the date of issuance was $35,000.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of December 31, 2011 and 2010, and its results of operations for the three month and nine months ended December 31, 2011 and 2010, should be read in conjunction with the audited consolidated financial statements and notes included in Bering’s Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission.

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

Chicas Locas Field,

Victoria County, Texas

In June 2011, the Company entered into a joint development agreement to co-develop an approximately 640 acre tract in Victory County, Texas.  The Company will retain a 50% working interest in this prospect.  Our net revenue interest in this field is 75%. In August 2011, the first well developed in this area began producing oil.  The well is currently producing 4 bbl of oil per day. The operator of the well has determined that the well is producing more natural gas than oil and is in the process of procuring the right of way to install a gas pipeline to connect the well to a commercial pipeline. Rights of way for the construction of the pipeline have been obtained and this work is expected to be completed in the first calendar quarter of 2012, weather permitting, at which time the well will be producing oil and gas. Our share of gross production on this well was $21,034 during the quarter ended December 31, 2011.

Singer Prospect

Beauregard Parish, Louisiana

In August and October 2011, the Company leased the mineral rights on 320 gross acres in Singer, Louisiana.  Initial geological assessment reveals four sands in zones from 9,600’ to 10,600’ with five potential drilling locations.  Bering retains a 90% working interest in the prospect and a 75% net revenue interest.

Ashland Prospect

Concordia Parish, Louisiana

In July 2011, the Company purchased a 10% working interest in the Ashland prospect in Concordia Parish, Louisiana.  Our net revenue interest in this well is 75%. The prospect contains 1,200 acres.  Preliminary geological analysis reveals two sands between 6,900’ and 7,100’.   In September 2011, a well was successfully drilled on the prospect.  The well was completed in November 2011 and is producing approximately 26 gross barrels of oil per day. In November 2011, a second well was drilled on this prospect. It was not commercially viable and was converted into a salt water disposal well. This well will be used to off load water produced in the first well and allow for production to increase on the first well. This work is expected to be completed in February 2012. The Company anticipates that a third well will be drilled on this prospect during the first half of 2012. Our share of gross production on this well was $18,653 during the quarter ended December 31, 2011.

Gohlke Project

Texas Gulf Coast

In October 2011, the Company leased the mineral rights to 10,000 feet on 272 gross acres in South Texas.  The tract has 10 potential drilling locations.  Preliminary geological assessment reveals 2 sands at depths between 5,000’ to 8,100’. Bering currently holds a 100% working interest and a 76.5% net revenue interest.

South Texas Project

Texas Gulf Coast

In September 2010, the Company obtained a 5% back in after payout working interest in a single well being drilled in South Texas, along the Texas Gulf Coast. The well was successfully completed and is producing natural gas.  The operator of the well estimates that payout will be achieved in twelve months, at which time the Company’s net working interest will be established.  Until such time as payout is achieved, the Company has no rights to the production from this well and accordingly, has not recognized any oil and gas revenues or reserves from this well.

Comparison of Three Months Ended December 31, 2011 and 2010.

The Company had oil revenues of $39,687 for the three months ended December 31, 2011 and no revenues for the three months ended December 31, 2010.  The increase of $39,687 was due to oil produced during the testing phase of the Chicas Locas #1 well, which was completed in September 2011 and from the Sharp Heirs A No.1., which was completed in October 2011.

The Company’s operating expenses increased from $24,328 for three months ended December 31, 2010 to $1,668,345 for three months ended December 31, 2011.  The increase of $1,644,017 was mainly due to increases as follows: increase in oil and gas operating expenses of $403, increase in stock based compensation of $1,603,478, increase in investor relations costs of $988, increase in professional fees of $8,343, an increase in depletion, depreciation and amortization of $15,608, and an increase in office expense of $10,197.

In addition, interest expense increased by $756,527, from $4,225 during the three months ended December 31, 2010 to $760,752 during the three months ended December 31, 2011 due to increased borrowing and discount amortization.  We also incurred a Gain on Extinguishment of Debt of $54,241 in connection with the forgiveness of accounts payable by an officer during the quarter ended December 31, 2010.

As a result of the foregoing, the Company’s net income (loss) for the three months ended December 31, 2011 and 2010 was $2,393,224 and $25,688, respectively.

Comparison of Nine Months Ended December 31, 2011 and 2010.

The Company had oil revenues of $49,369 for the nine months ended December 31, 2011 and no revenues for the nine months ended December 31, 2010.  The increase of $49,369 was due to oil produced during the testing phase of the Chicas Locas #1 well, which was completed in September 2011 and from the Sharp Heirs A No.1., which was completed in October 2011.

The Company’s operating expenses increased from $101,984 for nine months ended December 31, 2010 to $2,422,212 for nine months ended December 31, 2011.  The increase of $2,320,228 was mainly due to increases as follows: oil and gas operating expenses of $2,466, increase in cash and stock based compensation, $2,042,120, increase in investor relations, $133,761, increase in professional fees, $94,809, increase in office administration of $31,249, and an increase in depletion, depreciation and amortization of $15,823.

In addition, interest expense increased by $1,005,468, from $12,649 during the nine months ended December 31, 2010 to $1,018,117 during the nine months ended December 31, 2011 due to increased borrowing and discount amortization.  We also incurred a Loss on Extinguishment of Debt of $54,332 in connection with the conversion of certain notes payable in our Common Stock during the quarter ended December 31, 2011.

As a result of the foregoing, the Company’s net loss for the nine months ended December 31, 2011 and 2010 was $3,445,292 and $60,392, respectively.

Liquidity and Capital Resources

As of December 31, 2011, the Company had $71,612 in cash and negative working capital of $471,369.  In October 2011, the Company borrowed $225,000 from an investor.  The proceeds of this note have been be used for working capital and oil and gas lease acquisitions.   The proceeds should provide sufficient capital to fund the Company’s operations through the end of the calendar year.  Additional capital will be necessary to fund ongoing operating costs and planned drilling programs over the next twelve months.

Net cash used in operating activities for the nine months ended December 31, 2011 and 2010 was $245,872 and $7,892, respectively.

We anticipate that future liquidity requirements will arise from the need to finance our operations and continue our lease acquisition and drilling programs. The primary sources of funding for such requirements are expected to be raising additional capital from the sale of equity and/or debt securities. However, we can provide no assurances that we will be able to obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company is attempting to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the sale of working interests in our drilling programs. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. In this respect, see “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

ITEM 4.                               CONTROLS AND PROCEDURES

                         (a)                        Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2011 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process.

                         (b)                        Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of J. Leonard Ivins
31.2	Certification of Steven M. Plumb
32.1	Certification for Sarbanes-Oxley Act of J. Leonard Ivins
32.2	Certification for Sarbanes-Oxley Act of Steven M. Plumb

101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema
101.CAL XBRL	Taxonomy Extension Calculation Linkbase
101.DEF XBRL	Taxonomy Extension Definition Linkbase
101.LAB XBRL	Taxonomy Extension Label Linkbase
101.PRE XBRL	Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

BERING EXPLORATION, INC.

By:	/s/ J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer
Date: February 20, 2012

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Leonard Ivins	Chief Executive Officer and	February 20, 2012
J. Leonard Ivins	Chairman of the Board

/s/Steven M. Plumb	Principal Financial and	February 20, 2012
Steven M. Plumb	Accounting Officer

