Form 10-K
period 2012-03-31
Bering Exploration, Inc.
filed 2012-07-16
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2011, was $31,575,821 using 28,705,292 shares at $1.10 per share.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of July 16, 2012, there were 11,044,081 shares of common stock of the issuer issued and outstanding.

BERING EXPLORATION, INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

March 31, 2012

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

DEFINITIONS

All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. As used in this document:

“3-D” means three-dimensional.

“B/d” means barrels of oil or natural gas liquids per day.

“Bbl” or “Bbls” means barrel or barrels of oil.

“Bcf” means billion cubic feet.

“Boe” means barrel of oil equivalent, determined by using the ratio of one Bbl of oil or NGLs to six Mcf of gas.

“Boe/d” means boe per day.

“Btu” means a British thermal unit, a measure of heating value, which is approximately equal to one Mcf.

“LNG” means liquefied natural gas.

“Mb/d” means Mbbls per day.

“Mbbls” means thousand barrels of oil.

“Mboe” means thousand boe.

“Mboe/d” means Mboe per day.

“Mcf” means thousand cubic feet of natural gas.

“Mcf/d” means Mcf per day.

“MMbbls” means million barrels of oil.

“MMboe” means million boe.

“MMBtu” means million Btu.

“MMBtu/d” means MMBtu per day.

“MMcf” means million cubic feet of natural gas.

“MMcf/d” means MMcf per day.

“NGL” or “NGLs” means natural gas liquids, which are expressed in barrels.

“NYMEX” means New York Mercantile Exchange.

“Oil” includes crude oil and condensate.

“PUD” means proved undeveloped.

“SEC” means United States Securities and Exchange Commission.

With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

PART I

ITEMS 1 AND 2.              DESCRIPTION OF BUSINESS AND PROPERTIES

Organization

Bering Exploration Inc., (formerly China Development Group, Inc. (CDG), formerly, Oncolin Therapeutics, Inc. (Oncolin), formerly, Edgeline Holdings, Inc. (Edgeline), formerly, Dragon Gold Resources, Inc., (Dragon Gold)) was incorporated in Nevada on December 13, 2000 under the name “Folix Technologies, Inc.”  Effective June 14, 2004, the Company changed its name to Dragon Gold Resources, Inc.  The Company's principal business was the development of a Linux based application server and thin client computing systems.  During the year ended March 31, 2005, the Company entered the mineral resource exploration business through the acquisition of a 100% interest in Dragon Minerals Holdings Inc. (“DMHI”), a private British Virgin Island company.  DMHI is involved in mineral property acquisition and exploration in China.  On May 5, 2006, the Company and DMHI terminated their agreement dated July 14, 2004.  On June 19, 2007, the shareholders approved a change in the Company’s name to Edgeline Holdings, Inc. and on March 7, 2008 to Oncolin Therapeutics, Inc.

On May 18, 2010, the Board of Directors and the Majority Shareholders approved an Amendment to the Company’s Amended and Restated Articles of Incorporation to change the Company’s corporate name to China Development Group, Inc.(the “June Name Change”) and a 1-for-20 reverse split of the issued and outstanding Common Stock (the “Reverse Split”).

On July 31, 2010, the Board of Directors and the Majority Shareholders approved an Amendment to the Company’s Amended and Restated Articles of Incorporation to change the Company’s corporate name to Bering Exploration, Inc.  This name change and the Reverse Split became effective on September 9, 2010.

On January 10, 2012, the shareholders of the Company voted to approve a resolution authorizing the Board of Directors of the Company to effect one or a series of reverse stock splits of the Company’s common stock at a ratio of not less than 1-for-2 and not greater than 1-for-12, with the exact ratio to be set within such a range at the discretion of the Board of Directors. On February 12, 2012, the Board of Directors approved a 1-for-10 reverse stock split, which became effective on February 27, 2012. The Company has retroactively applied this reverse stock split to its financial reporting for the years ended March 31, 2012 and 2011.

As of March 31, 2012, Bering Exploration, Inc. had two wholly-owned subsidiaries as follows:

•	Secure Voice Communications, Inc. (“Secure Voice”) – This subsidiary was incorporated in the State of Texas on May 9, 2007, with the initial primary focus being the development and readying for market a SIP (Session Initiation Protocol) based approach to defending voice traffic and voice packets against deliberate attacks such as DoS (Denial of Service) developing information.

•	Bering Operations, Inc. (formerly Bering Exploration (Texas), Inc.), (formerly New Enersource, Inc.). This subsidiary was incorporated in the State of Texas on August 28, 2007, with the primary purpose to operate oil and gas properties.

Intertech Bio Corporation (“Intertech Bio”) was incorporated in the State of Texas on August 8, 2007.  Its primary purpose was to focus on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems. On February 23, 2009, the Company distributed 75% of their ownership in Intertech Bio in exchange for the assumption of certain liabilities and future obligations associated with the ongoing operations of Intertech Bio.  Bering retains an approximate 25% interest in Intertech Bio and is not be responsible for future costs associated with Intertech Bio.

Business Strategy

The Company is focused on investing in and acquiring oil and gas reserves within the United States.  The Company’s strategy consists of the following key elements:

• Acquire onshore domestic production and drilling opportunities;

• Initiate development drilling program;

• Initial focus on drilling prospect along Gulf Coast;

• Exploit Management Team’s experience in this region.

Geographic Area Overviews

We currently have exploration and production interests the United States.

The following table sets out a brief comparative summary of certain key 2012 data for our operating area. Additional data and discussion is provided in Part II, Item 7 of this Form 10-K.

					Percentage	2012	2012 Gross
		Percentage		3/31/12	of Total	Gross	New
	2012	of Total	2012	Estimated	Estimated	New	Productive
	Net	2012	Production	Proved	Proved	Wells	Wells
	Production	Production	Revenue	Reserves	Reserves	Drilled	Drilled
	(In Bbl)		(In thousands)	(In Mboe)

United States	766.3	100%	$79	24.133	100%	3	2

A description of the Companies oil and gas properties follows.

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

The Eagle Ford Shale is a shale rock formation located in multiple counties in South Texas. It underlies the Austin Chalk and the Edwards limestone formation is just below it. It is considered by geologists to be the source rock”, or the original source of hydrocarbons (oil and gas) that are now found in the Austin Chalk above it.

Chicas Locas Field,

Victoria County, Texas

In June 2011, the Company entered into a joint development agreement to co-develop an approximately ~~6~~40 acre tract in Victory County, Texas.  The Company will retain a 50% working interest in this prospect.  Our net revenue interest in this field is 75%. In August 2011, the first well developed in this area began producing oil.  The well is currently producing 4 bbl of oil per day. The operator of the well has determined that the well is producing more natural gas than oil and installed a gas pipeline to connect the well to a commercial pipeline. In April 2012, the pipeline was completed and we began producing natural gas accordingly. Our share of net production on this well was $43,203 during the fiscal year ended March 31, 2012.

Singer Prospect

Beauregard Parish, Louisiana

In August and October 2011, the Company leased the mineral rights on 320 gross acres in Singer, Louisiana.  Initial geological assessment reveals four sands in zones from 9,600’ to 10,600’ with four potential drilling locations.  Bering retains a 90% working interest in the prospect and a 75% net revenue interest.

Ashland Prospect

Concordia Parish, Louisiana

In July 2011, the Company purchased a 10% working interest in the Ashland prospect in Concordia Parish, Louisiana.  Our net revenue interest in this well is 75%. The prospect contains 1,200 acres.  Preliminary geological analysis reveals two sands between 6,900’ and 7,100’.   In September 2011, a well was successfully drilled on the prospect.  The well was completed in November 2011 and is producing approximately 26 gross barrels of oil per day. In November 2011, a second well was drilled on this prospect. It was not commercially viable and was converted into a salt water disposal well. This well will be used to off load water produced in the first well and allow for production to increase on the first well. This work is expected to be completed and permitted in June 2012. A third well was drilled in May 2012 and is in the process of being completed. Our share of net production on this well was $35,882 during the fiscal year ended March 31, 2012.

Gohlke Project

Texas Gulf Coast

In October 2011, the Company leased the mineral rights to 10,000 feet on 272 gross acres in South Texas.  The tract has 12 potential drilling locations.  Preliminary geological assessment reveals 3 sands at depths of 3,800’, 5,500’ and 8,100’. Bering currently holds a 95% working interest and a 76.5% net revenue interest.

North Edna Project

In May 2012, the Company acquired a 74% net revenue interest and a 100% of working interests in the North Edna Field located in Jefferson Davis Parish, Louisiana (“N. Edna”). N. Edna consists of 384.84 gross acres and the Lejeune No. 1 oil and gas well (Lejeune 1). The Lejeune 1 is producing approximately 11 B/d of oil from the Hawthorne at a depth of 8,350’. There are 3 new potential wells located on this lease.

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

We are currently evaluating additional mineral rights and drilling opportunities to acquire.

Drilling Statistics

In FYE 2012 we participated in drilling 3 gross wells, with 2 (67 percent) completed as producers. The non-producing well has been converted into a salt water waste disposal well that will be utilized to reduce the operating costs on the productive well in the same field.

The following table shows the results of the oil and gas wells drilled and completed during the year ended March 31, 2012:

	Net Exploratory			Net Development			Total Net Wells
	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total

2012
United States	-	-	-	2	1	3	2	1	3

Productive Oil and Gas Wells

The number of productive non-operated oil and gas wells in which we had an interest as of March 31, 2012, is set forth below:

	Gas		Oil		Total
	Gross	Net	Gross	Net	Gross	Net

United States	1	0.500	1	0.075	2	0.575

Production, Pricing and Lease Operating Cost Data

The following table describes, as of March 31, 2012, oil, natural gas liquids (NGLs) and gas production, average lease operating expenses per boe (including transportation costs but excluding severance and other taxes) and average sales prices for our operations:

Average Lease
	Production			Operating Cost per	Average Sales Price
	Oil	NGLs	Gas	Boe	Oil	NGLs	Gas
	(bbls)	(bbls)	(Mcf)		(Per bbl)	(Per bbl)	(Per Mcf)

United States	766	-	-	$4.60	$103.21	$-	$-

Gross and Net Undeveloped and Developed Acreage

The following table sets out our gross and net acreage position:

	Undeveloped Acreage		Developed Acreage
	Net Acres	Gross Acres	Gross Acres	Net Acres

United States	1,876	1,480	1,840	410

As of March 31, 2012, we have 1,271 and 208 net acres scheduled to expire by March 31, 2013 and 2014, respectively, if production is not established or we take no other action to extend the terms. We plan to continue the terms of many of these licenses and concession areas through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.

As of March 31, 2012, none of our net undeveloped acreage was held by production.

Estimated Proved Reserves and Future Net Cash Flows

In January 2009 the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (Release 33-8995), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the option to disclose probable and possible reserves, revised definitions for proved reserves, additional disclosures with respect to undeveloped reserves, and other new or revised definitions and disclosures. In January 2010 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (ASU 2010-03), which amends Accounting Standards Codification (ASC) Topic 932, “Extractive Industries — Oil and Gas” to align the guidance with the changes made by the SEC. The Company adopted Release 33-8995 and the amendments to ASC Topic 932 resulting from ASU 2010-03 (collectively, the Modernization Rules) effective July 2010, when the Company began acquiring oil and gas properties.

Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGL’s that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing conditions, operating conditions, and government regulations. The Company reports all estimated proved reserves held under production-sharing arrangements utilizing the “economic interest” method, which excludes the host country’s share of reserves. Reserve estimates are considered proved if they are economically producible and are supported by either actual production or conclusive formation tests. Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program using reliable technology establishes the reasonable certainty for the engineering analysis on which the project or program is based. Economically producible means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. Reasonable certainty means a high degree of confidence that the quantities will be recovered. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field-tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved undeveloped (PUD) reserves include those reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Undeveloped reserves may be classified as proved reserves on undrilled acreage directly offsetting development areas that are reasonably certain of production when drilled, or where reliable technology provides reasonable certainty of economic producibility. Undrilled locations may be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time period.

The following table shows proved oil, NGL and gas reserves as of March 31, 2012, based on average commodity prices in effect on the first day of each month in FYE 2012, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

	Oil	Gas	Total
	(Mbbl)	(MMcf)	(Mboe)

Proved Developed	8	96	24
TOTAL PROVED	8	96	24

As of March 31, 2012, Bering had total estimated proved reserves of 8,160 net bbls of crude oil, condensate and NGLs and 101 net Mmcf of natural gas. Combined, these total estimated proved reserves are the energy equivalent of 24,133 barrels of oil. Bering has no Proved Undeveloped Reserves and has elected not to disclose probable or possible reserves in this filing.

The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves as of March 31, 2012, changes in estimated proved reserves during the last three years, and estimates of future net cash flows from proved reserves are contained in Note 13 — Supplemental Oil and Gas Disclosures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K. Estimated future net cash flows as of March 31, 2012, were calculated using a discount rate of 10 percent per annum, end of period costs, and an unweighted arithmetic average of commodity prices in effect on the first day of each month in FYE 2012, held flat for the life of the production, except where prices are defined by contractual arrangements.

Preparation of Oil and Gas Reserve Information

Bering emphasizes that its reported reserves are reasonably certain estimates which, by their very nature, are subject to revision. As additional geoscience, engineering and economic data are obtained, proved reserve estimates are much more likely to increase or remain constant than to decrease. These estimates are reviewed throughout the year and revised either upward or downward, as warranted.

Bering’s proved reserves are estimated at the property level and compiled for reporting purposes by an independent third-party reservoir engineer. The independent reservoir engineer interacted with engineering and geoscience personnel and with accounting personnel to obtain the necessary data for projecting future production, costs, net revenues and ultimate recoverable reserves. All relevant data is compiled in a computer database application, to which only authorized personnel are given security access rights consistent with their assigned job function. Reserves are reviewed internally with senior management and presented to Bering’s Board of Directors in summary form on a semi-annual basis. Annually, each property is reviewed in detail by our operations manager to ensure forecasts of operating expenses, netback prices, production trends and development timing are reasonable.

Bering’s independent reservoir engineer, Paul J. Szatkowski, of the firm DeGolyer and MacNaughton, is the person primarily responsible for preparing our reserve estimates. Mr. Szatkowski is a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering. He has over 37 years of industry experience in reservoir engineering. He is a member of the Society of Petroleum Engineers and is a Registered Professional Engineer in the state of Texas.

The estimate of reserves disclosed in this annual report on Form 10-K is prepared by an independent third-party, DeGolyer and MacNaughton. We have filed DeGolyer and MacNaughton’s independent report as an exhibit to this Form 10-K.

DeGolyer and MacNaughton opined that the overall proved reserves for the reviewed properties as estimated by the Company are, in the aggregate, reasonable, prepared in accordance with generally accepted petroleum engineering and evaluation principles and conform to the SEC’s definition of proved reserves as set forth in Rule 210.4-10(a) of Regulation S-X.

INTELLECTUAL PROPERTY / RESEARCH AND DEVELOPMENT

We have no intellectual property such as patents or trademarks. Additionally, we have no royalty agreements or labor contracts.  We have not incurred any research or development expenditures since our inception on November 26, 2007.

Employees

We currently have one full time and one part time consultant.  In order to implement our business plan, we will be required to employ additional qualified technical and administrative employees or retain the services of qualified consultants with the technical expertise to evaluate the technologies which we are seeking.

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

Dependence on Major Customers

We currently have two customers.

Office Space

The Company’s current headquarters are located in office space leased from our Chief Financial Officer and are located at 710 N. Post Oak Road, Suite 410, Houston, Texas 77024.

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

Trading in our common shares on the OTC QB has been volatile, making it more difficult for our stockholders to sell their shares or liquidate their investments with predictability.

Our common shares are currently quoted on the OTC QB.  The trading price of our common shares has been subject to wide fluctuations.  Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation.  There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained.  These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

Our Auditor has issued a going concern opinion regarding the Company’s financial condition

In their audit reports for the years ending March 31, 2012 and 2011, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. In addition, the financial statements do not contain any adjustments that may result from the uncertainty of our continuation as a going concern. We believe that if we do not raise sufficient additional capital within 12 months of the filing of our Annual Report on Form 10-K, we may be required to suspend or cease the implementation of our business plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings, pending or threatened, which it is a party to.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the pink sheets under the symbol BERX.PK.  The following table sets forth the range of high and low bid prices for the last three fiscal years which represent the effect of a 1-for-10 reverse stock split which became effective on February 27, 2012.

Year 2012	High	Low
Quarter ended March 31, 2012	$1.10	$0.23
Quarter ended December 31, 2011	$2.50	$0.80
Quarter ended September 30, 2011	$7.50	$0.80
Quarter ended June 30, 2011	$14.30	$6.00

Year 2011	High	Low
Quarter ended March 31, 2011	$12.10	$4.20
Quarter ended December 31, 2010	$8.50	$0.50
Quarter ended September 30, 2010	$3.80	$0.26
Quarter ended June 30, 2010	$0.80	$0.30

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

As of May 31, 2012 we have approximately 4,200 holders of record of our common stock.

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

Results of Operations

Oil and Gas Revenues, Production and Prices

Bering began producing oil in September 2011. Prior to September 2011 Bering had no revenues. Bering produced 5,590.69 gross and 766.28 net bbl of oil during the fiscal year ending March 31, 2012. Bering did not produce any NGL or natural gas during the year ended March 31, 2012. The average price per barrel of oil received by Bering during the year ended March 31, 2012 was $103.21.

Crude Oil Prices

All of our oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Bering does not use financial instruments to manage any portion of its exposure to fluctuations in crude oil prices.

Crude Oil Revenues

Prior to September 2011, Bering did not have any revenues. The Chicas Locas No. 1 well began producing oil in September 2011. The Sharp Heirs A No. 1 well began producing oil in late October 2011. Crude oil accounted for 100 percent of our oil and gas production revenues during the year ended March 31, 2012. Crude oil revenues for the years ended March 31, 2012 and 2011 totaled $79,085 and $0, respectively.

Production totaled 766 and 0 net bbl in the years ended March 31, 2012 and 2011, respectively.

Revenue and production increased as a result of investments in oil and gas drilling programs.

 Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses either on a boe basis, on an absolute dollar basis or both, depending on relevance.

	Year ended March 31, 2012
	$	$ per boe
Lease operating expenses	$3,523	$4.60
Compensation and related expenses	2,160,609	2,820.64
Office administration	56,457	73.70
Professional fees	204,127	266.48
Investor relations	140,138	182.95
Depreciation, deplection and amortization	40,063	52.30

Total	$2,604,917	$3,400.67

During the year ended March 31, 2011, the Company did not have oil and gas operations, and therefore, comparative data for the year ended March 31, 2011 is not presented.

Depreciation, Depletion and Amortization

The following table details the components of depreciation, depletion and amortization (DD&A) for the year ended March 31, 2012 and 2011:

	Year ended March 31,
	2012	2011
Depreciation	$1,075	$645
Depletion	38,079	-
ARO accretion	909	-
Discount amortization	-	-

	$40,063	$645

Bering began generating revenue from oil and gas operations in September 2011. Accordingly, no depletion or ARO accretion was recognized prior to September 2011. Full-cost depletion was $38,079 during the year ended March 31, 2012. Bering did not recognized depletion in the year ended March 31, 2011 due to the lack of oil and gas revenues.

Under the full-cost method of accounting, the Company is required to review the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted 10 percent, net of related tax effects. Until estimated future net cash flows is calculated using an unweighted arithmetic average of commodity prices in effect on the first day of each month, held flat for the life of the production, except where prices are defined by contractual arrangements. The rules also generally require the estimation of future costs using costs in effect at the end of each fiscal quarter. Write-downs required by these rules do not impact cash flow from operating activities.

Lease Operating Expenses

Lease operating expenses (LOE) include several components: direct operating costs, repair and maintenance, and workover costs.

Direct operating costs generally trend with commodity prices and are impacted by the type of commodity produced and the location of properties (i.e., offshore, onshore, remote locations, etc.). Fluctuations in commodity prices impact operating cost elements both directly and indirectly. They directly impact costs such as power, fuel, and chemicals, which are commodity-price based. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor, materials and supplies. Oil, which contributed all of our production, is inherently more expensive to produce than natural gas. Workovers accelerate production; hence, activity generally increases with higher commodity prices.

Bering began generating revenue from oil and gas operations in September 2011. Accordingly, we recognized lease operating costs during the fiscal year ended March 31, 2012 of $3,523 and none in the prior year.

Results of Operations – April 1, 2011 to March 31, 2012

The Company recognized gross revenue from oil and gas operations of $86,303 and net revenues of $79,085 for the fiscal year from April 1, 2011 through March 31, 2012. Revenues were generated by the Sharp Heirs No. 1 well, drilled in September 2011 and completed in November 2011 and the Chicas Locas No. 1 well, re-entered in August 2011 and completed in September 2011. Currently, these are our only producing wells.

The Company’s costs and expenses totaled $3,730,495 from April 1, 2011 through March 31, 2012, which were comprised of lease operating expenses of $3,523, compensation and related expenses of $2,160,609, office administration of $56,457, professional fees of $204,127, investor relations expenses of $140,138, and depreciation, depletion and amortization of $40,063. In addition, we incurred interest expense of $1,075,060 and loss on extinguishment of debt of $50,518.

Compensation and related expenses increased by $1,710,848 due to share based compensation issued to our CEO, our VP of Operations and professional services firms. Office administration increased by $52,797 due to rent expense of $13,200, office supplies of $13,308 and travel of $26,287. Professional fees increased by $127,002 primarily due to consulting fees paid to our VP of Operations, who is hired on a contract basis. Investor relations increased by $121,436 due to fees paid to investor relation and public relations professionals. Depreciation and amortization is analyzed above. Interest expense increased by $1,019,856 due to the amortization of discount recognized in conjunction with notes payable and amendments to notes payables. Loss on extinguishment of debt decreased by $104,759 due to the different non-recurring transactions recognized in FYE 2012 and 2011.

The Company’s net loss for the period from April 1, 2011 through March 31, 2012 was $3,651,410 or $1.07 per share (basic and diluted).

Results of Operations – April 1, 2010 to March 31, 2011

The Company has had no revenue for the period from April 1, 2010 through March 31, 2011.

The Company’s expenses totaled $610,878 from April 1, 2010 through March 31, 2011, which were primarily comprised of compensation and related expenses of $449,761, professional fees of $77,125, interest expense of $55,204 and investor relations expenses of $18,702. The Company recognized a gain on extinguishment of debt in the amount of $54,241 related to the foregiveness of debts owed to an officer of the Company. This represented an increase of $54,241 from the prior year due because this was a non-recurring transaction.

The Company’s net loss for the period from April 1, 2010 through March 31, 2011 was $556,637 or $0.23 per share (basic and diluted).

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

As of March 31, 2012, the Company had cash in non-restrictive accounts of $52,088 and negative working capital of $600,045.

Net cash used in operating activities was $230,402.

Cash provided by financing activities totaled $411,648.

In May 2012, the Company completed a private placement of its common stock realizing net proceeds of approximately $500,000. The Company anticipates the need to raise additional capital during the fiscal year ending March 31, 2013 in order to implement its drilling program and meets it overhead needs.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Bering Exploration, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Secure Voice and Bering Operations, Inc. All significant inter-company accounts and transactions have been eliminated.

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

 Capitalized costs included in the amortization base are depleted using either the units of production method based on proved reserves where the Company operates the well or the percentage depletion method when the Company does not operate the well.  Depletion is calculated using the capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values.

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

Asset Retirement Obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gas gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred. As of March 31, 2012, the Company has recorded an asset retirement obligations of $9,665, which represents the Company’s share of the cost to plug and abandon the two producing wells in which it owns an interest. No asset retirement obligation was recorded as of March 31, 2011 since the related oil and gas properties are still unproved at that time.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values. Share-based payments awarded to non-employees are accounted for in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees.”

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

The Company estimates fair value of equity share option awards using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”). This model requires the Company to estimate expected volatility and expected life, which are highly complex and subjective variables. The Company estimates expected term using the safe-harbor provisions of FASB ASC 718, “Compensation—Stock Compensation.” The Company estimated its expected volatility by taking the average volatility determined for a peer group of similar publicly-traded companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our exposure to market risk. The term market risk relates to the risk of loss arising from adverse changes in oil, gas and NGL prices, interest rates, and adverse governmental actions. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. The forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile due to unpredictable events such as economic growth or retraction, weather and climate. Our average monthly crude oil realizations averaged $103.21 per barrel and were as high as $126.41 per barrel and as low as $100.07 per barrel. Prices began at $118.71 per barrel in September 2011 and rose to our high in November and gradually fell to during the remainder of the fiscal year. We did not recognize any revenues from natural gas during the fiscal year ended March 31, 2012 or 2011.

None of our oil and gas production was subject to financial derivative hedges during the fiscal year ended March 31, 2012 and we do not currently have and financial derivative hedges in place.

Interest Rate Risk

On March 31, 2012 and 2011, the Company’s debt with fixed interest rates represented 100 percent of total debt. As a result, the Company does not currently have any interest rate risk.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of March 31, 2012, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs and other products or services;

•	our commodity hedging arrangements;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	terrorism;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•	other factors disclosed under Items 1 and 2 — Business and Properties— Estimated Proved Reserves and Future Net Cash Flows, Item 1A— Risk Factors, Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A— Quantitative and Qualitative Disclosures About Market Risk and elsewhere in this Form 10-K.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 8.	FINANCIAL STATEMENTS

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bering Exploration, Inc. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheet of Bering Exploration, Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2012 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bering Exploration, Inc. and Subsidiaries as of March 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s limited amounts of revenue, recurring losses from operations and negative working capital raise substantial doubt about the Company's ability to continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB and Associates, Ltd, LLP

Houston, Texas

July 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bering Exploration Inc. (formerly Oncolin Therapeutics, Inc.)

(A Development Stage Company)

Houston, Texas

We have audited the accompanying consolidated balance sheet of Bering Exploration, Inc. and its subsidiaries (formerly Oncolin Therapeutics, Inc.) (the “Company”) as of March 31, 2011 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bering Exploration, Inc. and subsidiaries as of March 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

July 14, 2011

ITEM 1.	FINANCIAL STATEMENTS

BERING EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$52,088	$531,933
Accounts receivable, net	14,376	-
Total current assets	66,464	531,933

Property and equipment, net	566	1,641
Oil and gas properties, net of accumulated depletion of $38,988 and $0, at March 31, 2012 and 2011, respectively, full cost method
Proved	342,407	-
Unproved	591,665	302,304
Total assets	$1,001,102	$835,878

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$97,737	$66,273
Accounts payable - related parties	96,873	37,947
Accrued liabilities	81,199	38,967
Notes payable	-	72,013
Short term debt - related parties	-	369,342
Convertible note payable - related parties	40,700	63,302
Convertible notes, net of discount of $0 and $320,274 at March 31, 2012 and 2011, respectively	350,000	179,726
Total current liabilities	666,509	827,570
Asset retirement obligation	9,665	-
Total liabilities	676,174	827,570

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and 2011	-	-
Common stock, $.001 par value, 500,000,000 shares authorized; 4,465,531 and 2,403,276 shares issued and outstanding at March 31, 2012 and 2011, respectively	4,465	2,403
Additional paid-in capital	7,184,809	3,218,841
Accumulated deficit	(6,864,346)	(3,212,936)
Total shareholders' equity	324,928	8,308
Total liabilities and shareholders' equity	$1,001,102	$835,878

See accompanying notes to consolidated financial statements

BERING EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2012	2011

Oil and gas revenue	$79,085	$-

Operating costs and expenses:
Lease operating expenses	3,523	-
Compensation and related expenses	2,160,609	449,761
Office administration	56,457	3,660
Professional fees	204,127	77,125
Investor relations	140,138	18,702
Depreciation and amortization	40,063	645
Other expenss	-	5,781
Total operating costs and expenses	2,604,917	555,674

Net loss from operations	(2,525,832)	(555,674)

Other income (expense)
Interest expense	(1,075,060)	(55,204)
Gain (loss) on extinguishment of debt	(50,518)	54,241

Net loss	$(3,651,410)	$(556,637)

Net loss per share:
Basic and diluted	$(1.07)	$(0.23)

Weighted average number of common shares outstanding basic and diluted	3,421,147	2,377,906

See accompanying notes to consolidated financial statements

BERING EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at March 31, 2010	2,318,276	$2,318	$2,342,079	$(2,656,299)	$(311,902)
Issuance of common stock for services	65,000	65	218,435	-	218,500
Issuance of common stock for acquisition of oil and gas property	20,000	20	31,980	-	32,000
Issuance of options and warrants for services	-	-	231,261	-	231,261
Discount on convertible debt due to beneficial conversion feature	-	-	350,000	-	350,000
Forgiveness of debt by officer	-	-	45,086	-	45,086
Net loss	-	-	-	(556,637)	(556,637)
Balance at March 31, 2011	2,403,276	2,403	3,218,841	(3,212,936)	8,308

Issuance of common stock for services	211,500	211	384,687	-	384,898
Issuance of options and warrants for services	-	-	1,775,711	-	1,775,711
Discount on convertible debt due to beneficial conversion feature	-	-	716,684	-	716,684
Conversion of notes payable and accrued interest	1,809,255	1,809	868,776	-	870,585
Exercise of stock options	40,000	40	201,210	-	201,250
Stock issued to settle accounts payable	1,500	2	18,900	-	18,902
Net loss	-	-	-	(3,651,410)	(3,651,410)
Balance at March 31, 2012	4,465,531	$4,465	$7,184,809	$(6,864,346)	$324,928

See accompanying notes to consolidated financial statements

BERING EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,651,410)	$(556,637)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation, and amortization	40,063	645
Amortization of debt discount	986,440	29,726
Share-based compensation	2,160,609	449,761
Loss on extinguishment of debt	50,518	-
Forgiveness of debt	-	(54,241)
Changes in assets and liabilities:
Accounts receivable	(14,376)	-
Accounts payable	50,366	4,548
Accounts payable - related parties	58,926	(15,000)
Accrued liabilities	88,462	13,242
Net cash used in operating activities	(230,402)	(127,956)

Cash flows from investing activities:
Investment in oil and gas properties	(661,091)	(270,304)
Net cash used in investing activities	(661,091)	(270,304)

Cash flows from financing activities:
Proceeds from notes payable - related parties	-	358,166
Proceeds from notes payable - third parties	-	72,013
Proceeds from short term debt - related parties	53,000	-
Repayments of short term debt - related parties	(45,000)	-
Repayment of convertible note payable - related party	(22,602)	-
Proceeds from convertible notes	225,000	500,000
Proceeds from exercise of stock options	201,250	-
Net cash provided by financing activities	411,648	930,179

Net change in cash and cash equivalents	(479,845)	531,919
Cash and cash equivalents, beginning of period	531,933	14
Cash and cash equivalents, end of period	$52,088	$531,933

Supplemental disclosures:
Interest paid	$20,689	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Stock issued for oil and gas properties	$-	$32,000
Expenses paid credited to additional paid in capital	$-	$45,086
Debt discount on convertible notes	$716,684	$350,000
Conversion of notes payable and accrued interest to common stock	$870,585	$-
Stock issued to settle accounts payable	$18,902	$-

See accompanying notes to consolidated financial statements

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          Organization and Significant Accounting Policies

Organization and Nature of Business

Bering Exploration, Inc., (formerly China Development Group, Inc. (CDG), formerly, Oncolin Therapeutics, Inc. (Oncolin), formerly, Edgeline Holdings, Inc. (Edgeline), formerly, Dragon Gold Resources, Inc., (Dragon Gold)) (“We”, “Our” or the “Company”) was incorporated in the state of Nevada on December 13, 2000.

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

On February 15, 2008, the Company amended its Articles of Incorporation to change the par value of the Company’s Common Stock from $0.08 to $0.001, to authorize 25,000,000 shares of blank-check preferred stock and to change the name of the Company from “Edgeline Holdings, Inc.” to “Oncolin Therapeutics, Inc.”  The accompanying consolidated financial statements and related notes give retroactive effect to the change in par value.

On May 18, 2010, the Company amended its Articles of Incorporation to change the name of the Company to “Oncolin Therapeutics, Inc.” from “China Development Group, Inc.” and implement a 20-for-1 reverse stock split of the issued and outstanding common stock. The accompanying consolidated financial statements and related notes give effect to the reverse stock split as of inception (May 9, 2007).

On July 31, 2010, the Company amended its Articles of Incorporation to change the name of the Company from “Oncolin Therapeutics, Inc.” to “Bering Exploration, Inc.”

On January 10, 2012, the shareholders of the Company voted to approve a resolution authorizing the Board of Directors of the Company to effect one or a series of reverse stock splits of the Company’s common stock at a ratio of not less than 1-for-2 and not greater than 1-for-12, with the exact ratio to be set within such a range at the discretion of the Board of Directors. On February 12, 2012, the Board of Directors approved a 1-for-10 reverse stock split. The accompanying consolidated financial statements and related notes give effect to the reverse split as of its effective date (February 27, 2012).

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

• Bering Operations, Inc., formerly Bering Exploration (Texas), Inc., formerly, New Enersource, Inc. (“New Enersource”), (“Bering TX”) – This subsidiary was incorporated in the State of Texas on August 28, 2007, with the primary purpose to operate our oil and gas properties.  On August 20, 2011, New Enersource amended its Articles of Incorporation to change the name of New Enersource to Bering Exploration (Texas), Inc. On May 23, 2012, Bering Exploration (Texas), Inc. amended its Articles of Incorporation to change the name of Bering Exploration (Texas), Inc. to Bering Operations, Inc.

Intertech Bio Corporation (“Intertech Bio”) was incorporated in the State of Texas on August 8, 2007.  Its primary purpose was to focus on developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems. On February 23, 2009, the Company distributed 75% of their ownership in Intertech Bio in exchange for the assumption of certain liabilities and future obligations associated with the ongoing operations of Intertech Bio.  Bering retains an approximate 25% interest in Intertech Bio and is not be responsible for future costs associated with Intertech Bio.

Principles of Consolidation

The consolidated financial statements include the accounts of Bering Exploration, Inc. and its wholly owned subsidiaries, Secure Voice Communications, Inc. (Texas) and Bering Operations, Inc. All significant inter-company accounts and transactions have been eliminated.

Development Stage Company

During the year ended March 31, 2012, the Company no longer met the qualifications as a development stage company as defined by the Accounting Standards Codification No. 915 “Development Stage Entities”. Accordingly, the Company is no longer reported as a development stage Company.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          Organization and Significant Accounting Policies (cont’d)

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

Capitalized costs included in the amortization base are depleted using either the units of production method based on proved reserves where the Company operates the well or the percentage depletion method when the Company does not operate the well.  Depletion is calculated using the capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values.

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

Asset Retirement Obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gas gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred.  As of March 31, 2012, the Company has recorded asset retirement obligations of $9,665, which represents the Company’s share of the cost to plug and abandon the two producing wells in which it owns an interest. No asset retirement obligation was recorded as of March 31, 2011 since the related oil and gas properties are still unproved at that time.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Significant Accounting Policies (cont’d)

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Cash is maintained in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

Accounts Receivable

The Company’s accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. The allowance for doubtful accounts as of March 31, 2012 and 2011 was $0.

Equity Investments

For investments in which the Company owns from 20% to 50% of the investment, the equity method of accounting is used.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight line method over their estimated useful lives.  As of March 31, 2012, the property and equipment consisted of personal computers.

Long Lived Assets

The Company reviews long-lived assets whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. If this evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets’ carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).

Loss per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

Income Taxes

Income taxes are recorded in accordance with FASB ASC 740, “Income Taxes”. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The Company has not filed tax returns for years ended 2007-2012. As of March 31, 2012, there is approximately $4,500,000 in accumulated losses for tax purposes. When the tax returns are completed, these losses will give rise to deferred tax assets, a significant portion of which are likely to be net operating loss carry forwards. Due to the May 30, 2007 reverse merger, these net operating loss deferred tax assets will be subject to limitations. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Because of these potential limitations and the Company’s history of losses, the Company has not recognized any deferred tax asset and has placed a full valuation allowance on such assets.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Significant Accounting Policies (cont’d)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values. Share-based payments awarded to non-employees are accounted for in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees.”

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

The Company estimates fair value of equity share option awards using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”). This model requires the Company to estimate expected volatility and expected life, which are highly complex and subjective variables. The Company estimates expected term using the safe-harbor provisions of FASB ASC 718. The Company estimated its expected volatility by taking the average volatility determined for a peer group of similar publicly-traded companies.

Fair Value of Financial Instruments

The fair values of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible notes approximate their carrying values due to the short-term nature of these financial instruments.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to conform the prior period’s financial information to the current period’s presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of March 31, 2012, the Company has accumulated losses of approximately $6,860,000 since inception and has negative working capital of approximately $600,000.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3.	Deconsolidation of Intertech Bio, Inc. and Correction of an Error

On February 24, 2009, the Company distributed its interest in Intertech Bio by assigning 75% of the Intertech Bio common stock to the founders of Intertech Bio in exchange for the assumption of certain liabilities and future obligations associated with the ongoing operations of Intertech Bio. The Company did not receive any consideration in the transaction. Since the Company no longer has a controlling interest in Intertech Bio, their assets, liabilities and operating results are no longer included in the Company’s consolidated financial statements as of February 24, 2009. As a result of the distribution, the Company recognized a gain on deconsolidation of $478,765 for the year ended March 31, 2009, which represents prepaid expenses of $13,334, accounts payable and accrued liabilities of $215,304 and a payable to the Company of $276,095, of Intertech Bio that were written off. For the period from February 24, 2009 through March 31, 2012, Intertech Bio had no significant activity and accordingly the Company did not recognize any income or loss from its equity method investment.

In connection with a review of the deconsolidation of Intertech Bio Corporation (“Intertech Bio”), the Company identified an error in the accounting for the investment in Intertech Bio. The fair value of the liabilities assumed by Intertech Bio was overstated by $189,458 resulting in an understatement of the Gain on Deconsolidation of Subsidiary as reported in the financial statements for the year ended March 31, 2009. Consequently, the error affected accounts payable and the accumulated deficit as of March 31, 2011. After evaluating the impact of the error, both quantitatively and qualitatively, upon the Company’s consolidated financial statements as of and for the years ended March 31, 2009, 2010 and 2011, it was determined that the error would not have a material impact to the readers of our consolidated financial statements. Our analysis was primarily based on qualitative factors including the fact that we had no revenue and minimal operating activity for the years ended March 31, 2009, 2010 and 2011. Consequently, we are following the guidelines of Staff Accounting Bulletin (SAB) No. 108. The effects of the correction on reported amounts for the year ended March 31, 2011 are presented below in the following table:

Consolidated Balance Sheet

	As of March 31, 2011
	As Reported		Adjustments	As Corrected
Current liabilities:
Accounts payable	$255,731		$(189,458)	$66,273
Accounts payable – related parties	37,947		-	37,947
Accrued liabilities	38,967		-	38,967
Notes payable - third parties	72,013		-	72,013
Short term debt - related parties	369,342		-	369,342
Convertible note - related party	63,302		-	63,302
Convertible notes, net of discount $320,274	179,726		-	179,726
Total liabilities	1,017,028		(189,458)	827,570

Shareholders' deficit:
Common stock	2,403	*	-	2,403	*
Additional paid-in-capital	3,218,841	*	-	3,218,841	*
Accumulated deficit	(3,402,394)		189,458	(3,212,936)
Total shareholders' equity (deficit)	(181,150)		189,458	8,308
Total liabilities and shareholders' equity (deficit)	$835,878		$-	$835,878

* reflects the impact of the reverse stock split

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Property and Equipment, net

Property and equipment consist of the following at March 31, 2012 and 2011, respectively:

	2012	2011
Computers	$5,145	$5,145

Less: accumulated depreciation	(4,579)	(3,504)
	$566	$1,641

Note 5.	Oil and Gas Properties

All of the Company’s oil and gas properties are located in the United States. The Company’s oil and gas properties consist of the following at March 31, 2012:

Proved Properties	Acquisition Costs	Development Costs	Depletion	Asset Retirement Costs	Total
Balance at March 31, 2010	$-	$-	$-	$-	$-

Activity-April 1, 2010 to March 31, 2011	-	-	-	-	-

Balance at March 31, 2011	-	-	-	-	-

Activity-April 1, 2011 to March 31, 2012	-	371,730	(38,988)	9,665	342,407

Balance at March 31, 2012	$-	$371,730	$(38,988)	$9,665	$342,407

Unproved Properties	Acquisition Costs	Development Costs	Impairment of Properties	Asset Retirement Costs	Total
Balance at March 31, 2010	$-	$-	$-	$-	$-

Activity-April 1, 2010 to March 31, 2011	302,304	-	-	-	302,304

Balance at March 31, 2011	302,304	-	-	-	302,304

Activity-April 1, 2011 to March 31, 2012	289,361	-	-	-	289,361

Balance at March 31, 2012	$591,665	$-	$-	$-	$591,665

The Company has allocated the costs of its oil and gas properties acquired in 2012 based on its estimate of relative values of the proved and unproved portions of its leaseholds, and costs associated with these properties. The properties presently classified as unproved will be evaluated in the future. The purchase price is subject to reallocation as management moves forward with its evaluation of the unproved property.

Note 6.	Accounts Payable – Related Parties

Certain officers, directors and consultants, who are also shareholders of the Company, have paid for goods and services, or incurred expenses, for the benefit of the Company.  As of March 31, 2012 and 2011, the amounts owed to these related parties were $96,873 and $37,947, respectively.

For the year ended March 31, 2011, an officer of the Company forgave certain payables owed to him totaling to $45,086.  The forgiveness of debt was recorded as a credit to additional paid in capital.

BERING EXPLORATION, INC.AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Debt

Debt as of March 31, 2012 and 2011 consists of the following:

	March 31,
Description	2012	2011
Notes payable - third parties
In January and February 2011, the Company entered into a series of note agreements with certain individuals for a total principal amount of $72,013 at an annual interest rate of 10%. The principal and accrued interest on these notes were converted into the Company’s common stock in October 2011.	$-	$72,013

Short term debt – related parties
In June 2007, the Company entered into a note agreement with Tommy Allen, a shareholder of the Company, in the principal amount of $20,000 at an annual interest rate of 10% and principal and accrued and unpaid interest due September 30, 2007. Mr. Allen verbally agreed to extend the due date of the note and accrued interest to March 31, 2012. The principal and accrued interest on these notes were converted into the Company’s common stock in October 2011.	$-	$7,000

During the year ended March 31, 2010, the Company entered into a note agreement with Kevan Casey, a Director of the Company, in the principal amount of $4,676 and an annual interest rate of 10%. During the years ended March 31, 2012 and 2011, Mr. Casey advanced the Company $45,000 and $212,790, respectively. Principal totaling $216,966 and related accrued interest were converted into the Company’s common stock in October 2011.	-	216,966

In January and February 2011, the Company entered into a series of note agreements with certain related parties for a total principal amount of $145,376 at an annual interest rate of 10%. The principal and accrued interest on these notes were converted into the Company’s common stock in October 2011.	-	145,376

Total short term debt – related parties	$-	$369,342

Convertible note payable – related party
On September 30, 2008, the Company entered into a note agreement with J. Leonard Ivins, an Officer of the Company, in the principal amount of $63,302 at an annual interest rate of 10%. The note was executed in exchange for the cancellation of Mr. Ivins’ employment agreement and all outstanding amounts due to him as of September 30, 2008. In April 2010, the note was amended and is convertible into the Company’s common stock at the rate of $0.05 per share. During the year ended March 31, 2012, the Company made a $22,602 cash payment on this note. The note is due upon demand.	$40,700	$63,302

Convertible notes, net of discount
On February 28, 2011, the Company entered into a series of convertible note agreements (the 2011 Convertible Notes) for a total principal amount of $500,000 at an annual interest rate of 12%. The principal and accrued and unpaid interest are due on May 18, 2012. During September 2011, the note holders converted $150,000 of principal into the Company’s common stock. No principal or interest payments have been made through the date of this filing. The principal and accrued interest on these notes were converted into the Company’s common stock in May 2012.	$350,000	$500,000
Less: Beneficial conversion feature discount	(320,274)	(350,000)
Add: Amortization of discount	320,274	29,726
Total convertible notes, net of discount	$350,000	$179,726

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Debt (cont’d)

In October 2011, the Company issued a convertible note to a third party in the amount of $225,000, bearing annual interest of 8%, with a maturity date of September 1, 2013. The note was convertible into the Company’s common shares at $0.40 per share on a post reverse-split basis. The Company identified and recorded a BCF on this note amounting to $225,000 which was recorded as a debt discount and amortized over the term of the note. In October 2011, the note and related unpaid interest were converted to equity and the Company issued 562,623 common shares.  The unamortized discount on the converted note was immediately charged to interest expense.

The Company evaluated the 2011 Convertible Notes as well as the related party convertible note under ASC 470-20, “Debt with Conversion and Other Options”, and determined that the 2011 Convertible Notes contained a beneficial conversion feature with an intrinsic value of $350,000. This amount was recorded as a discount to the note and is amortized over the term of the notes using the effective interest method.  Amortization expense of $320,274 and $29,726 was recorded during the years ended March 31, 2012 and 2011, respectively.  The Company also analyzed all of the convertible notes for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

Note 8.	Common Stock

Year Ended March 31, 2011

In April 2010, the Company issued 50,000 shares of its common stock as bonus to the Company’s Chief Executive Officer.  The shares were recorded using their fair value of $40,000 which was based on the quoted market share price at grant date.

In August 2010, the Company issued 20,000 shares of its common stock in exchange for a 5% back end after payout working interest in an oil and gas drilling prospect located in South Texas.  The shares were recorded using their fair value of $32,000 which was based on the quoted market share price on the acquisition date.

In March 2011, the Company issued 15,000 shares of its common stock to an external consultant as settlement for services received.  The shares were recorded using their fair value of $178,500 which was based on the quoted market share price at grant date.

Year Ended March 31, 2012

During the year ended March 31, 2012, the Company issued 211,500 shares of its common stock to various consultants for consulting services which vested immediately on the date of grant. The Company recognized stock-based compensation expense equivalent to the fair market values of these shares (ranging from $1.30 to $12.60 per share) on the respective dates of grant aggregating $384,898. The Company also issued 30,000 common shares to two consultants in lieu of 15,000 warrants previously issued. No incremental stock compensation expense was recognized on this exchange.

During September and October 2011, per the respective note holder’s instructions, certain convertible notes payable and related interest totaling $870,585 were converted to 1,809,255 shares of common stock. The conversion rates ranged from $0.31 to $4.00 per share.

During the year ended March 31, 2012, the Company issued 40,000 shares from the exercise of options for total cash consideration of $201,250.

During April 2011, the Company issued 1,500 shares of its common stock to a law firm as settlement for past due accounts payable balance of $18,902.

On January 10, 2012, the shareholders of the Company voted to approve a resolution authorizing the Board of Directors of the Company to effect one or a series of reverse stock splits of the Company’s common stock at a ratio of not less than 1-for-2 and not greater than 1-for-12, with the exact ratio to be set within such a range at the discretion of the Board of Directors. On February 12, 2012, the Board of Directors approved a 1-for-10 reverse stock split, which became effective on February 27, 2012. All per share amounts in these consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Stock Options and Warrants

Stock Option Plans

On May 18, 2010, the Company’s shareholders adopted the 2010 Stock Option Plan (the “2010 Plan”), which allows for the issuance of up to 225,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.

On January 10, 2012, the shareholders adopted the 2011 Stock Option Plan (the “2011 Plan”), which allows for the issuance of up to 800,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.

Year Ended March 31, 2011

In March 2011, the Company granted 10,000 stock options to a shareholder for consulting services at exercise prices ranging from $12.00 to $14.45 per share.  These options have a term of two years and vested immediately.  The options have a fair value of $78,091 which was recorded immediately to expense and was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rate of 0.80%, (2) expected life of two years, (3) expected volatility of 135.43% and (4) zero expected dividends.

In March 2011, the Company granted 15,000 stock warrants for consulting services with an exercise price of $5.00 per share.  These warrants have a term of five years and vested immediately.  The warrants have a fair value of $153,170 which was recorded immediately to expense and was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rate of 2.04%, (2) expected life of five years, (3) expected volatility of 153.47% and (4) zero expected dividends.

Year Ended March 31, 2012

In April and May 2011, the Company granted 30,000 stock options for consulting services at exercise prices ranging from $6.50 to $8.00.  These options have a term of two years and vested immediately.  The options have a fair value of $188,890 which was recorded immediately to expense and was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rates ranging from 0.56% to 0.65%, (2) expected life of two years, (3) expected volatility of 135% and (4) zero expected dividends.

In April and May 2011, the Company repriced 40,000 options that were previously issued to reduce the exercise prices ranging from $3.00 to $11.60.  The options were remeasured at the date of modification and an incremental stock-based compensation expense of $34,969 was recognized.

In February 2011, the Company entered into an agreement with a consultant. As part of the agreement, the Company issued 46,000 stock warrants representing 50% of a quarterly retainer to vest over three years.  The warrants are exercisable at $7.50 per share, have a term of five years and vest beginning May 1, 2011.  The warrants have a fair value of $333,966 which was calculated using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 1.97%, (2) expected life of five years, (3) expected volatility of 152.9% and (4) zero expected dividends.  Stock-based compensation expense recognized for these warrants amounted to $111,113 for the year ended March 31, 2012 and the unamortized expense as of March 31, 2012 amounted to $222,853.

In December 2011, the Company issued a warrant to purchase 500,000 shares of its common stock at $1.00 per share to the President of the Company. The warrant has a term of five years and vested immediately. The warrant has a fair value of $440,739 which was recorded immediately to expense and was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rates of 0.31% (2) expected life of 2.5 years, (3) expected volatility of 166.75% and (4) zero expected dividends. In May 2012, the warrant was cancelled effective December 2011 and replaced with an option to purchase 1,300,000 shares of the Company’s common stock at $0.10 per share, effective as of December 2011. The option has a term of five years and vests as follows: 50% vests immediately and 50% vests on January 1, 2013.

In November 2011, the Company issued 500,000 shares of its common stock as compensation to the VP of Operations. The Company valued the shares based on the then current market price of $2.00 per share for an aggregate of $1,000,000. Effective December 2011, as the Company did not present the certificate to the VP of Operations, the Company canceled the certificate and instead issued an option to purchase 1,000,000 shares of its common stock at $0.10 per share. The option has a term of five years and vests as follows: 50% vests immediately and 50% vests on January 1, 2013. The option has a fair value of $94,821 and was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rates of 2.21% (2) expected life of 5 years, (3) expected volatility of 171.82% and (4) zero expected dividends.

In March 2012, the Company entered into an Option Agreement (the “Agreement”) with an investment banking firm. Per the Agreement, the counterparty is to raise $2,500,000 of capital, net of any fees and costs related to the financing, for the Company on or before June 30, 2012. As inducement for performance, the Company granted an option to acquire 10% of the issued and outstanding common stock of the Company (based at the date of exercise) for an exercise price of $100,000. As the option vests conditional to performance by the counterparty, the Company will recognize the vesting of the option only upon the satisfaction of the performance conditions. As of June 29, 2012, the counterparty had not met the performance conditions and management does not believe that the performance conditions will be achieved before the expiration on June 30, 2012. Accordingly, the Company has recorded no fair value for these options as the probability of vesting is very remote.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Stock Options and Warrants (cont’d)

The following table summarizes stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at March 31, 2010	-	$-	$-	-
Granted	10,000	13.60	150	2.00
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2011	10,000	13.60	150	2.00

Granted	2,330,000	0.14	265,378	1.70
Exercised	(40,000)	5.64	162,497	0.71
Forfeited or cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2012	2,300,000	$0.10	$218,088	4.25

The following table summarizes warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at March 31, 2010	-	$-	$-	-
Granted	15,000	5.00	106,500	4.98
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2011	15,000	5.00	106,500	4.98

Granted	546,000	1.55	774,705	4.42
Exercised	-	-	-	-
Forfeited or cancelled	(515,000)	1.12	(547,239)	2.23
Expired	-	-	-	-
Outstanding at March 31, 2012	46,000	$7.50	$333,966	4.10

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the years ended March 31, 2012 and 2011, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4.5 million and $3.0 million at March 31, 2012 and 2011, respectively, and will expire beginning in 2028.

The Company is subject to United States income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	2012	2011

Income tax recovery at statutory rate	$510,000	$190,000
Valuation allowance change	(510,000)	(190,000)
Provision for income taxes	$-	$-

At March 31, 2012 and 2011 deferred tax assets consisted of the following:

	2012	2011
Deferred tax assets
Net operating losses	$1,530,000	$1,020,000
Less: valuation allowance	(1,530,000)	(1,020,000)
Net deferred tax asset	$-	$-

Note 11.	Commitments and contingencies

On February 7, 2011, the Company signed a three year exclusive Exploration Agreement (the “Glaux Agreement”) with Glaux Oil & Gas, LLC (“Glaux”) for the development of numerous leads and prospects in approximately 500,000 gross acres in West Texas.  Glaux has identified approximately 25 leads and prospects in the area and will work exclusively with the Company to develop these prospects using Glaux’s access to exploratory leads that were identified using a proprietary aeromagnetic survey and other advanced oil finding technologies such as telluric and seismic.  Subject to the terms of the Glaux Agreement, once each of these prospects is developed, the Company will be able to choose whether or not to lease the mineral rights and proceed to the drilling of the prospect. In conjunction with the Glaux Agreement, the Company issued to Glaux a warrant to purchase 46,000 (post reverse-split) shares of common stock of the Company at $7.50 per share (post reverse-split), vesting quarterly beginning May 8, 2011, and representing 50% of the quarterly retainer due to Glaux.  The term of the warrant is 5 years. In July 2011, the Company cancelled the Glaux Agreement and believes that it has no further obligations under this agreement.

In May 2011, the Company entered into a lease agreement with an officer of the Company to rent office space. The Company pays $1,200 per month on a month to month basis. During the year ended March 31, 2012, the Company incurred $13,200 in rent under this agreement.

From time to time, the Company may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

Note 12.	Subsequent Events

In April 2012, a shareholder advanced the Company $35,000 in exchange for a convertible note payable due March 31, 2013, bearing interest at 12% and convertible at $0.50 per share. In May 2012, the note was amended to allow for conversion at $0.09 per share.

In May 2012, the Company completed a private placement of 1,428,981 shares of common stock for net proceeds of approximately $500,000.

In May 2012, the Company made principal payments totaling $12,500 to an officer of the Company on his outstanding convertible note payable.

In May 2012, the Company issued a stock option to the Chairman of the Board to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share, vesting immediately, with a five year term. The fair market value of the option on the date of grant was $48,348.

In May 2012, the Company issued a stock option to the Chief Financial Officer to purchase 200,000 shares of the Company’s common stock at a price of $0.10 per share, vesting as follows: 100,000 shares vest immediately and 100,000 shares vest on January 1, 2013, with a five year term. The fair market value of the option on the date of grant was $19,337.

In May 2012, the Company issued 4,206,575 shares of common stock upon the conversion of notes payable and related accrued interest totaling $415,496 and additional consideration of $35,027, for a total of $450,523..

In June 2012, the Company issued 554,105 shares of common stock to a related party upon the conversion of notes payable and related accrued interest totaling $49,869.

In June 2012, the Company acquired the N. Edna field for total consideration of $200,000.

In June 2012, the Company made a payment on a related party payable in the amount of $20,000.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Supplemental Oil and Gas Disclosures (Unaudited)

Oil and Gas Operations

The following table sets forth revenue and direct cost information relating to the Company’s oil and gas exploration and production activities. Bering has no long-term agreements to purchase oil or gas production from foreign governments or authorities. Bering had no oil and gas operations during the year ending March 31, 2011.

Oil and gas production revenues, gross	$86,303

Operating costs:
Depletion	38,988
Asset retirement obligation accretion	909
Lease operating expenses	3523
Production taxes	7,218
Income tax (1)	12,126
Total operating costs	62,764
Results of operations	$23,539

Amortization rate per boe	$52.08

(1)	This amount only reflects income taxes directly related to oil and gas producing properties. The Company has a net operating loss carryforward sufficient to offset any actual income taxes and accordingly does not agree with the amount of income taxes disclosed in Note 10 – Income Taxes.

Costs Incurred in Oil and Gas Property Acquisitions, Exploration, and Development Activities

	March 31,
	2012	2011
Acquisitions:
Proved	$-	$-
Unproved	311,696	302,304
Exploration	92,730	-
Development	266,330	-
Cost Incurred	$670,756	$302,304

Includes capitalized asset retirement costs as follows:
Asset retirement costs	$9,665	$-

Capitalized Costs

The following table sets forth the total capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company’s oil and gas production, exploration and development activities:

	March 31,
	2012	2011
Proved properties	$381,395	$-
Unproved properties	591,665	302,304
	973,060	302,304
Accumulated DD&A	(38,988)	-
Cost Incurred	$934,072	$302,304

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Supplemental Oil and Gas Disclosures (Unaudited) (cont’d)

Costs Not Being Amortized

The following table sets forth a summary of oil and gas property costs not being amortized at March 31, 2012, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within two to three years.

	March 31,
	2012	2011
Property acquisition costs	$311,696	$32,000
Exploration and development	-	270,304
Total	$311,696	$302,304

Proved Undeveloped Reserves

The Company’s has no proved undeveloped reserves as of March 31, 2012.

Oil and Gas Reserve Information

In January 2009, the SEC issued Release No. 33-8995 amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the option to disclose probable and possible reserves, revised definitions for proved reserves, additional disclosures with respect to undeveloped reserves, and other new or revised definitions and disclosures. In January 2010, the FASB issued ASU No. 2010-03, which amends ASC Topic 932 to align the guidance with the changes made by the SEC. The Company implemented these Modernization Rules effective March 31, 2012, when it began recognizing oil and gas operating activities.

Bering emphasizes that its reported reserves are reasonably certain estimates which, by their very nature, are subject to revision. As additional geoscience, engineering and economic data are obtained, proved reserve estimates are much more likely to increase or remain constant than to decrease. These estimates are reviewed throughout the year and revised either upward or downward, as warranted.

Bering’s proved reserves are estimated at the property level and compiled for reporting purposes by an independent third-party reservoir engineer. The independent reservoir engineer interacted with engineering and geoscience personnel and with accounting personnel to obtain the necessary data for projecting future production, costs, net revenues and ultimate recoverable reserves. All relevant data is compiled in a computer database application, to which only authorized personnel are given security access rights consistent with their assigned job function. Reserves are reviewed internally with senior management and presented to Bering’s Board of Directors in summary form on a semi-annual basis. Annually, each property is reviewed in detail by our operations manager to ensure forecasts of operating expenses, netback prices, production trends and development timing are reasonable.

Bering’s independent reservoir engineer, Paul J. Szatkowski, of the firm DeGolyer and MacNaughton, is the person primarily responsible for preparing our reserve estimates. Mr. Szatkowski is a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering. He has over 37 years of industry experiencein reservoir engineering. He is a member of the Society of Petroleum Engineers and is a Registered Professional Engineer in the state of Texas.

 The estimate of reserves disclosed in this annual report on Form 10-K is prepared by an independent third-party, DeGolyer and MacNaughton. We have filed DeGolyer and MacNaughton’s independent report as an exhibit to this Form 10-K.

 DeGolyer and MacNaughton opined that the overall proved reserves for the reviewed properties as estimated by the Company are, in the aggregate, reasonable, prepared in accordance with generally accepted petroleum engineering and evaluation principles and conform to the SEC’s definition of proved reserves as set forth in Rule 210.4-10(a) of Regulation S-X.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Supplemental Oil and Gas Disclosures (Unaudited) (cont’d)

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data only represent estimates and should not be construed as being exact.

	March 31, 2012
	Oil and Condensate (Mbbl)	Natural Gas (MMcf)
Proved developed	8	96

Bering did not have any oil and gas reserves as of March 31, 2011.

Approximately 84 percent of our March 31, 2012 estimated proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves are considered to be a lower tier of reserves than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in this Note 12, under “Future Net Cash Flows.”

Future Net Cash Flows

Future cash inflows as March 31, 2012 were calculated using an average of oil and gas prices in effect on the first day of each month in fiscal ending March 31, 2012, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. This information does not purport to present the fair market value of the Company’s oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

March 31, 2012
Cash inflows	$1,164,560
Production costs	(101,148)
Development costs	(69,450)
Operating expenses	(453,949)
Federal income tax	-
Net cash flows	540,013
10 percent discount rate	(261,494)
Discounted future net cash flows	$278,519

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Supplemental Oil and Gas Disclosures (Unaudited) (cont’d)

The following table sets forth the principal sources of change in the discounted future net cash flows:

March 31, 2012

Sales, net of production costs	$-
Net change in prices and production costs	-
Discoveries and improved recovery, net of related costs	278,519
Change in future development costs	-
Revision of quantities	-
Purchases of minerals in-place	-
Accretion of discount	-
Change in income taxes	-
Sales of properties	-
Change in production rates and other	-
$278,519

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2012, the Board of Directors of the Registrant approved the dismissal of MaloneBailey, LLP, as its certifying independent registered public accountants. On such same date, the Registrant dismissed MaloneBailey, LLP, as its independent registered public accountants. None of the reports of MaloneBailey, LLP on the financial statements of the Registrant contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern paragraph in MaloneBailey, LLP 's report on our financial statements as of and for the years ended March 31, 2011 and 2010.

During the Registrant’s two most recent fiscal years and during any subsequent interim periods preceding the date of termination, there were no disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to MaloneBailey, LLP 's satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1) of the Securities and Exchange Commission's Regulation S-K.

On April 30, 2012, the Board of Directors of the Registrant approved the engagement of, and the Registrant did on such same date engage, LBB & Associates Ltd., LLP, 10260 Westheimer Road, Suite 310, Houston, Texas 77042, as its independent registered public accounting firm commencing April 30, 2012, for the fiscal year ended March 31, 2012. During the two most recent years and the subsequent interim period through the date of engagement, neither the Registrant nor anyone engaged on its behalf has consulted with LBB & Associates Ltd., LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) or (v) of Regulation S-K).

ITEM 9A.	MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of March 31, 2012, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2012. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On May 16, 2012, the Company and the holders of $350,000 in convertible notes payable (the “Convertible Notes”) agreed to extend the due date of the Convertible Notes to May 18, 2012 and amend the conversion price of the Convertible Notes from $0.50 per share to $0.09 per share. In conjunction with the amendment, the holders the Convertible Notes, having a principal balance of $350,000 and accrued interest of $65,266, assigned their notes and related accrued interest to unrelated third parties in exchange for total consideration of $450,523. The consideration included $35,027 which the Company agreed to pay to the holders of the Convertible Notes as additional compensation for the period of time between the maturity of the notes, February 11, 2012, and the date the holders of the Convertible Notes agreed to extend the due date of the Convertible Notes, May 16, 2012 (the “Additional Compensation”). The notes, including the Additional Compensation, were converted by the assignees on May 18, 2012 into 4,205,556 shares of the Company’s common stock. At the time of the conversion, the principal balance, accrued interest and Additional Compensation totaled $500,392.

In June 2012, the holder of $48,500 in related party convertible notes payable converted a total of $49,869 in principal and accrued interest into 554,105 shares of the Company’s common stock.

PART III - OTHER INFORMATION

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s executive officers and directors are as follows:

Name	Age	Position
J. Leonard Ivins	72	Chairman of the Board and Director
Frederick A. Huttner, Jr.	68	Chief Executive Officer and President and Director
Steven M. Plumb, CPA	52	Chief Financial Officer and Secretary

J. Leonard Ivins.

Mr. Ivins has served as the Company’s Chairman of the Board of Directors since March 2012. He previously served as the Company’s Chief Executive Officer and a director from May 2007 to March 2012.  He has also served as the Chief Executive Officer for the Company’s wholly-owned subsidiary from December 2007 to March 2012.  Since 1995, he has been a private investor.  Previously, Mr. Ivins was a founder and co-owner of a privately held company that was an FDIC and RTC contractor.  From 1979 to 1981, Mr. Ivins was a turnaround and workout consultant to small, publicly held oil and gas companies. From 1970 to 1975, Mr. Ivins was president of The Woodlands Development Corporation and a director of Mitchell Energy and Development Corp.

Frederick A. Huttner, Jr.

On October 28, 2011, Mr. Frederick A. Huttner, Jr., age 66, was appointed to serve as the Company’s President. In March 2012, Mr. Huttner was appointed to the additional position of Chief Executive Officer and a member of the board of directors. Since 1994, Mr. Huttner has served as Chairman and President of Huttner and Company, a private consulting firm which offers business consulting services on a limited basis to entrepreneurial growth companies. Mr. Huttner works with business leaders to build effective communication systems within their organizations to maximize the success of the business, either through organic growth or acquisitions.  From May 2011 until July 2011, Mr. Huttner served as a member of the Board of Directors of Intreorg Systems, Inc. (OTCBB:IORG). From August 2009 until October 2010, he was employed by Miresco Financial Services, a national liquidation company, where he was responsible for investing capital for some of the liquidations.  Mr. Huttner was an officer and director of Stratum Holdings, Inc. (OTCBB: STTH), a company operating in the oil field services, construction staging and oil and gas operations in the Texas and Louisiana Gulf coast, from 2003 until 2008, serving various terms as President, Secretary-Treasurer and Chief Financial Officer, and Chief Executive Officer.  From 2000 to 2002, he was a principal of Innovation Growth Partners, LLC, a private consulting firm which had acquired Huttner and Company during this period.  He received a bachelor’s degree from New York University.

Steven M. Plumb,CPA.

Steven M. Plumb, CPA is a financial manager and senior executive experienced in operations, finance and marketing. He has Big 4 CPA experience, a background in IT, biotech, oil and gas, medical and utility companies. Mr. Plumb was appointed the Chief Financial Officer of the Company in July 2011. In March 2012, Mr. Plumb was appointed the Secretary of the Company. From September 2010 to June 2011, Mr. Plumb served as the Chief Financial Officer of Galaxy Media & Marketing Corp (Galaxy) and from January 2011 to June 2011 he also served as a member of the board of directors and chair of the board of directors of Galaxy.  From September 2009 to April 2012, Mr. Plumb served as the Chief Financial Officer of ADB International Group, Inc. (ADBI.PK) and from June 2010 to April 2012, he also served on the board of directors of ADBI.  From March 2008 to October 2009, Mr. Plumb served as the Chief Financial Officer of Oncolin Therapeutics, Inc. (OCOL.OB) and Striker Oil & Gas, Inc. (SOIS.OB).  Mr. Plumb served as the Chief Financial Officer of HoustonPharma, Inc. from September 2006 to July 2008.  Mr. Plumb served as the Chief Financial Officer of Hyperdynamics Corp. (AMEX.HDY) November 2005 to June 2008 and as the Chief Financial Officer of ADVENTRX Pharmaceuticals, Inc. (AMEX:ANX) from January 2003 to December 2004.   Since 2001, he has served as the owner and president of Clear Financial Solutions, Inc., a consulting firm that provides interim CFO services to small public companies.  In this capacity he has prepared SEC filings, managed investor relations, raised capital, conducted mergers and acquisition activities, developed successful offering memorandum, registration statements and investor presentations.  Mr. Plumb has a Bachelor of Business Administration degree from the University of Texas at Austin, Austin, Texas.

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

Independence of Directors and Board Committees

In May 2011, the board established Audit, Compensation, and Corporate Governance & Compliance Committees. Mr. Ivins was appointed to the Compensation Committee, the Audit Committee and the Corporate Governance & Compliance Committee and as the chair of each committee. Mr. Huttner was appointed to the Compensation Committee and the Corporate Governance & Compliance Committee. No charters have been established for any of the committees of the board.

Audit Committee

The Audit Committee of the Board currently consists of the Mr. Ivins. The audit committee selects an independent public accounting firm to be engaged to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management and recommend to our Board of Directors whether the audited financials should be included in our Annual Reports to be filed with the SEC.

All of the members of the audit committee are non-employee directors who: (1) met the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (2) did not participate in the preparation of our financial statements or the financial statements of the Company.; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The board has determined that Mr. Ivins qualifies as an audit committee financial expert as defined in Item 407(d) of Regulation S-X by virtue of his educational background in finance and earning an MBA, work experience in finance and past public company experience and responsibilities as an audit committee member and corporate officer.

Option Grants, Long-Term Incentive Plans and Employment Agreements

The Company currently does not have any stock options outstanding pursuant to any stock option plan or long-term incentive plans.

Code of Ethics

The Company adopted a Code of Ethics that applies to all of its directors and officers. Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at Bering Exploration, Inc., 710 N. Post Oak Road, Suite 410, Houston, Texas 77401, Attention: Frederick A. Huttner, Jr., Chief Executive Officer.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Frederick Huttner, Jr. Chief Executive Officer	2012	-	-	-	$440,739	$440,739

J. Leonard Ivins Chief Executive Officer	2012	-	-	-	-	-
	2011	-	40,000	-	-	40,000
	2010	-	6,400	-	-	6,400

Steven M. Plumb, CPA(1)	2012	60,000	-	-	-	60,000
	2011	10,000	-	-	-	10,000

(1)  The Company has retained Clear Financial Solutions, Inc., a consulting firm owned by Mr. Plumb, to provide interim chief financial officer services at the rate of $2,500 per month.  In July 2011, Mr. Plumb’s monthly compensation was increased to $5,000 per month.  Mr. Plumb’s services were retained in December 2010.

Outstanding Equity Awards at Fiscal Year End Table

The table below sets forth information with respect to our named executive officers regarding the value of equity compensation as of March 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Frederick A. Huttner, Jr.	1,300,000	650,000	-0-	$0.10	2016
Steven M. Plumb	-0-	-0-	-0-	-0-	n/a

Employment and Consulting Agreements

Frederick A. Huttner, Jr.

On October 28, 2011, Bering Exploration, Inc. (the “Company”) and Mr. Frederick Huttner entered into an employment agreement (the “Original Agreement”) pursuant to which Mr. Huttner would serve as the Company’s president. Pursuant to the Original Agreement, the Company agreed to issue Mr. Huttner 500,000 shares of the Company’s common stock for services to be rendered.

On December 30, 2011, the Company and Mr. Huttner entered into an amended and restated employment agreement (the “Restated Agreement”) pursuant to which the Company agreed to issue, in lieu of the 500,000 shares of common stock described above, a five year warrant (the “Warrant”) to purchase up to 500,000 shares of Company common stock at an exercise price of $1.00 per share (such exercise price being the previous day’s closing price of the Company’s common stock as reported by the Pink Sheets OTCQB). The foregoing summary of the Restated Agreement and the Warrant are qualified in their entirety to the Restated Agreement and Warrant were filed as attachments to Form 8-K filed on January 5, 2012, each of which are incorporated herein by reference.

In May 2012, the Company and Mr. Huttner agreed to cancel the Warrant and issue to Mr. Huttner a five year option to purchase 1,300,000 shares of the Company’s common stock at an exercise price of $0.10 per share, effective December 30, 2011.

DIRECTOR AND EXECUTIVE COMPENSATION

During the fiscal year ended March 31, 2012, no directors received any compensation for serving as a director. In May 2012, the Board approved compensation as follows: Mr. Huttner will receive $25,000 annually for serving on the board of directors and $25,000 annually for serving on committees of the board of directors. Mr. Ivins will receive $25,000 annually for serving on the board of directors and $25,000 annually for serving on committees of the board of directors. The fees may be paid in cash or equity of an equivalent value, at the discretion of the director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2012, the number and percentage of outstanding shares of Company common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the current named executive officers as defined in Item 402 of Regulation S-K; and (d) 3 current directors and executive officers, as a group.  As of March 31, 2012, there were 4,465,531 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of
	Owned	Class (2)
Kevan Casey (3)	793,888	12.8%
Frederick A. Huttner, Jr. (6)	664,454	10.7%
J. Leonard Ivins (5)	648,426	10.4%
Xie Rui	562,623	9.1%
Jerry Walters (7)	500,000	8.0%
Officers and Directors:
J. Leonard Ivins, Chairman of Board, Director (5)	648,426	10.4%
Frederick A. Huttner, Jr., CEO, Director (6)	664,454	10.7%
Steven M. Plumb, CFO (4)	27,064	3.5%
Total of all Officers and Directors	1,529,944	24.6%

(1)	Unless otherwise indicated, the mailing address of the beneficial owner is Bering Exploration, Inc., 710 N. Post Oak Road, Suite 410, Houston, Texas 77024.
(2)	The percentage of beneficial ownership of Common Stock is based on 4,965,531 shares of Common Stock outstanding as of March 31, 2012 and excludes all shares of Common Stock issuable upon the exercise of outstanding options, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of May 30, 2012.
(3)	The business address of Kevan Casey is PO Box 27949, Houston, Texas 77227-7949. Mr. Casey owns 3.374 shares directly and the following shares indirectly: 114,000 shares are held by Silver Star Holdings, Ltd., of which Mr. Casey is the managing partner, 117,079 shares are held by KM Casey No 1, Ltd, of which Mr. Casey is the managing partner, and 559,435 shares are held by Jinsun, LLC, of which Mr. Casey is the sole member.
(4)	VASHB Group, LLC, a limited liability company of which Steven M. Plumb owns a minority interest, owns 117,064 shares. Mr. Plumb is not an officer, director or manager of VASHB Group, LLC, and he disclaims any beneficial interest in the shares owned by VASHB Group, LLC. In addition, Mr. Plumb is the beneficial owner of a 50% vested option to purchase 200,000 shares of the Company’s common stock, exercisable within 60 days of June 30, 2012.
(5)	J. Leonard Ivins directly owns 148,426 shares of the Company’s common stock and is the beneficial owner of a fully vested option to purchase 500,000 shares of the Company’s common stock, exercisable within 60 days of May 30, 2012.
(6)	Frederick A. Huttner, Jr. directly owns 14,454 shares of the Company’s common stock and is the beneficial owner of a 50% vested option to purchase 1,300,000 shares of the Company’s common stock, exercisable within 60 days of June 30, 2012.
(7)	Jerry Walters directly owns no shares of the Company’s common stock and is the beneficial owner of a 50% vested option to purchase 1,000,000 shares of the Company’s common stock, exercisable within 60 days of June 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for professional services rendered by LBB and Associates, Ltd, LLP and MaloneBailey, LLP for the audits of our annual financial statements and review of financial statements included in our Forms 10-Q for fiscal years 2012 and 2011 are set forth in the table below.

	2012	2011
LBB and Associates Ltd, LLP	$-	$-
MaloneBailey, LLP	$10,950	$10,950

	$10,950	$10,950

Audit-Related Fees.

During the fiscal years ended March 31, 2012 and 2011, no assurance or related services were performed by LBB and Associates Ltd, LLP or MaloneBailey, LLP that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.

During the fiscal year ended March 31, 2012 and 2011, no fees were billed by LBB and Associates Ltd, LLP or MaloneBailey, LLP for tax compliance, tax advice or tax planning services.

All Other Fees.

During the fiscal years ended March 31, 2012 and 2011, no fees were billed by LBB and Associates Ltd, LLP or MaloneBailey. LLP other than the fees set forth under the caption “Audit Fees” above.

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

ITEM 15.	EXHIBITS AND REPORTS

Exhibit No.	Description

23	Consent of DeGolyer and MacNaughton, independent petroleum consultants
31.1	Certification of Frederick A. Huttner, Jr.
31.2	Certification of Steven M. Plumb.
32.1	Certification for Sarbanes-Oxley Act of Frederick A. Huttner, Jr.
32.2	Certification for Sarbanes-Oxley Act of Steven M. Plumb.
99.1	Report of DeGolyer and MacNaughton, independent petroleum consultants
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

BERING EXPLORATION, INC.

By: /s/ Frederick A. Huttner, Jr.
Frederick A. Huttner, Jr., Chief Executive Officer
Date: July 16, 2012

By: /s/ Steven M. Plumb
Steven M. Plumb, Chief Financial Officer
Date: July 16, 2012

By: /s/ J. Leonard Ivins

J. Leonard Ivins, Director

Date: July 16, 2012

