Form 10-Q
period 2012-06-30
Bering Exploration, Inc.
filed 2012-08-20
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 20, 2012 there were outstanding 11,156,506 shares of common stock, $0.001 par value per share.

BERING EXPLORATION, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2012

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets -
		June 30, 2012 (unaudited) and March 31, 2012	3

		Consolidated Statements of Operations (unaudited)
		Three Months Ended June 30, 2012 and 2011	4

		Consolidated Statements of Cash Flows (unaudited)
		Three Months Ended June 30, 2012 and 2011	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II	Other Information

	Item 5.	Exhibits	14

PART I.                FINANCIAL INFORMATION

ITEM 1.                                               FINANCIAL STATEMENTS

BERING EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$62,957	$52,088
Accounts receivable, net	32,863	14,376
Prepaid insurance	15,399	-
Total current assets	111,219	66,464

Property and equipment, net	351	566
Oil and gas properties, net of accumulated depletion
of $55,268 and $38,988, at June 30, 2012 and March 31, 2012,
respectively, full cost method
Proved	641,519	342,407
Unproved	583,441	591,665
Total assets	$1,336,530	$1,001,102

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$116,839	$97,737
Accounts payable - related parties	52,808	96,873
Accrued liabilities	24,325	81,199
Notes payable third parties	11,404	-
Convertible note payable - related parties	28,200	40,700
Convertible notes, net of discount of $33,116 and $0
at June 30 and March 31, 2012, respectively	32,525	350,000
Total current liabilities	266,101	666,509
Asset retirement obligation	9,665	9,665
Total liabilities	275,766	676,174

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized;
0 shares issued and outstanding at June 30 and March 31, 2012	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized; 10,656,506 and 4,465,531 shares issued and
outstanding at June 30 and March 31, 2012, respectively	10,656	4,465
Additional paid-in capital	8,703,761	7,184,809
Accumulated deficit	(7,653,653)	(6,864,346)
Total shareholders' equity	1,060,764	324,928
Total liabilities and shareholders' equity	$1,336,530	$1,001,102

 BERING EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended June 30,
	2012	2011

Oil and gas revenue	$24,077	$-

Operating costs and expenses:
Lease operating expenses	35,534	-
Compensation and related expenses	169,218	238,447
Office administration	32,601	3,700
Professional fees	127,064	61,873
Investor relations	-	128,292
Depreciation, depletion and amortization	16,495	430
Other expenses	-	14,232
Total operating costs and expenses	380,912	446,974

Net loss from operations	(356,835)	(446,974)

Other expense
Interest expense	(432,472)	(115,756)

Net loss	$(789,307)	$(562,730)

Net loss per share:
Basic and diluted	$(0.11)	$(0.23)

Weighted average number of common shares
outstanding basic and diluted	7,422,372	2,436,205

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(789,307)	$(562,730)
Adjustments to reconcile net loss to cash
used in operating activities:
Depletion, depreciation, and amortization	16,495	430
Amortization of debt discount	387,128	87,260
Share-based compensation	169,218	238,447
Non-cash interest expense	35,027	-
Changes in assets and liabilities:
Accounts receivable	(18,487)	-
Prepaid insurance	(15,399)	-
Accounts payable	8,537	20,872
Accrued liabilities	10,318	28,100
Net cash used in operating activities	(196,470)	(187,621)

Cash flows from investing activities:
Capital expenditures	(307,168)	(54,408)
Net cash used in investing activities	(307,168)	(54,408)

Cash flows from financing activities:
Proceeds from sale of common stock	500,603	-
Proceeds from notes payable	11,404	-
Repayment of convertible notes - related party	(32,500)	(10,000)
Proceeds from convertible notes - related party	35,000	-
Proceeds from exercise of stock options	-	111,250
Net cash provided by financing activities	514,507	101,250

Net change in cash and cash equivalents	10,869	(140,779)
Cash and cash equivalents, beginning of period	52,088	531,933
Cash and cash equivalents, end of period	$62,957	$391,154

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Conversion of accounts payable to convertible notes - related party	$33,500	$-
Debt discount on convertible notes payable - related party	$70,570	$-
Conversion of convertible notes payable - related party and accrued interest to common stock	$49,869	$-
Debt discount on convertible notes	$350,000	$-
Conversion of convertible notes payable and accrued interest to common stock	$384,883	$-
Stock issued to settle accounts payable	$-	$18,902

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Bering Exploration, Inc. (the "Company" or "Bering") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These consolidated financial statements should be read in conjunction with the audited financial statements and notes, which are included as part of the Company's Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 16, 2012.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the consolidated financial statements which substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year ended March 31, 2012 as reported in the 10-K have been omitted.

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

Oil and Natural Gas Properties

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the SEC. Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center on a country by country basis.  Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

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

Capitalized costs included in the amortization base are depleted using either the units of production method based on proved reserves where the Company operates the well or the percentage of depletion method when the Company does not operate the well.  Depletion is calculated using the capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values.

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

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Note 2.  Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of June 30, 2012, the Company has accumulated losses of $7,653,653 since inception and negative working capital of $154,882.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Oil and Gas Properties

In June 2012, the Company acquired the N. Edna field for total cash consideration of $200,000. The single well in the N. Edna field was not producing at the time of purchase. The Company intends to perform a workover on the well in an effort to restore production.

Note 4. Related Party Transactions

In April 2012, a shareholder advanced the Company $35,000 in exchange for a convertible note payable due March 31, 2013, bearing interest at 12% per annum and convertible into shares of the Company’s common stock at $0.50 per share. In May 2012, the note was amended to allow for conversion at $0.09 per share.

In May 2012, shareholder notes and accrued interest totaling $49,869 were converted into 554,105 shares of common stock.

In May 2012, the Company made principal payments totaling $12,500 to an officer of the Company on an outstanding convertible note payable.

In May 2012, the Company issued a stock option to the Chairman of the Board to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share, vesting immediately, with a five year term. The fair market value of the option on the date of grant was $99,270.

In May 2012, the Company issued a stock option to the Chief Financial Officer to purchase 200,000 shares of the Company’s common stock at a price of $0.10 per share, vesting as follows: 100,000 shares vest immediately and 100,000 shares vest on January 1, 2013, with a five year term. The fair market value of the option on the date of grant was $39,708 and will be recognized over the term of the vesting period.

In June 2012, the Company made a payment on a related party payable in the amount of $20,000.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Note 5.  Debt

Debt as of June 30, 2012 and March 31, 2012 consists of the following:

	June 30,	March 31,
Description	2012	2012
Note payable
In June 2012, the Company financed the unpaid balance of a general liability insurance policy in the amount of $11,404 with a premium finance company. The financing agreement bears annual interest at 8% and is due in April 2013 and calls for monthly principal and interest payments of $1,193.	$11,404	$-

Convertible note payable - related party
On September 30, 2008, the Company entered into a note agreement with J. Leonard Ivins, an Officer of the Company, in the principal amount of $63,302 at an annual interest rate of 10%. The note was executed in exchange for the cancellation of Mr. Ivins’ employment agreement and all outstanding amounts due to him as of September 30, 2008. In April 2010, the note was amended and is convertible into the Company’s common stock at the rate of $0.05 per share. During the quarter ended June 30, 2012, the Company made a $12,500 cash payment on this note. The note is due upon demand. In connection with the modifications, the Company recorded a beneficial conversion feature of $70,570 which was amortized during the three months ended June 30, 2012.	$28,200	$40,700

Convertible notes, net of discount
On February 28, 2011, the Company entered into a series of convertible note agreements (the 2011 Convertible Notes) at an annual interest rate of 12% that were convertible into the Company’s common stock at the rate of $0.50 per share. In May 2012, certain notes issued to third parties totaling $350,000, were modified to reduce the conversion price to $0.09 per common share. This modification resulted in a beneficial conversion feature (BCF) on the notes amounting to $350,000. These notes were subsequently assigned to unrelated third parties. In connection with the assignment, the Company agreed to pay additional consideration of $35,027 to the assignors. The BCF was recorded as a debt discount and amortized over the term of the notes. In May 2012, notes with a principal balance of $284,359, additional consideration of $35,027, and accrued interest totaling $65,496 were converted to equity and the Company issued 4,206,575 common shares. In May 2012, the due date on the notes was extended toAugust 31, 2012.	$65,641	$350,000
Less: Beneficial conversion feature discount	(350,000)	(320,274)
Add: Amortization of discount	316,884	320,274
Total convertible notes, net of discount	$32,525	$350,000

Note 6.  Common Stock

In May 2012, the Company issued 4,760,680 shares of its common stock upon the conversion of certain convertible notes payable.

In May 2012, the Company completed a private placement of 1,430,295 shares of common stock for gross proceeds of $500,603.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Note 7. Stock Options and Warrants

In March 2012, the Company entered into an Option Agreement (the “Agreement”) with an investment banking firm. Per the Agreement, the counterparty is to raise $2,500,000 of capital, net of any fees and costs related to the financing, for the Company on or before June 30, 2012. As inducement for performance, the Company granted an option to acquire 10% of the issued and outstanding common stock of the Company (based at the date of exercise) for an exercise price of $100,000. As the option vests conditional to performance by the counterparty, the Company will recognize the vesting of the option only upon the satisfaction of the performance conditions. In July 2012, the counterparty informed the Company that it would not meet the performance conditions. Accordingly, the option expired without being exercised.

In May 2012, the Company issued a stock option to the Chairman of the Board to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share, vesting immediately, with a five year term. The fair market value of the option on the date of grant was $99,270.

In May 2012, the Company issued a stock option to the Chief Financial Officer to purchase 200,000 shares of the Company’s common stock at a price of $0.10 per share, vesting as follows: 100,000 shares vest immediately and 100,000 shares vest on January 1, 2013, with a five year term. The fair market value of the option on the date of grant was $39,708 and will be recognized over the term of the vesting period.

A summary of option activity for the three months ended June 30, 2012 is presented below:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	contracutal	intrinsic
	Options	price	life (years)	value
Outstanding March 31, 2012	2,300,000	$0.10	4.25	$218,088
Granted	700,000	0.10	4.84	138,978
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding June 30, 2012	3,000,000	$0.10	4.67	$357,066
Exercisable	2,900,000	$0.10	4.67	$337,212

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The weighted average grant date fair value for the options granted during the period was $0.20.

A summary of warrant activity for the three months ended June 30, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contracutal	intrinsic
	Warrants	price	life (years)	value
Outstanding March 31, 2012	46,000	$7.50	4.10	$333,966
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding June 30, 2012	46,000	$7.50	3.85	$333,966
Exercisable	15,333	$7.50	3.85	$111,322

Note 8.  Subsequent Events

In July 2012, the Company issued 500,000 shares of its common stock to the Company’s operations manager. The fair market value of the shares on the date of issuance was $180,000.

In July 2012, the Company borrowed $78,000 from a shareholder in exchange for a convertible note bearing interest at 10%. The note may be converted into the Company’s common stock at $0.15 per share and is due July 31, 2013.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of June 30, 2012 and 2011, and its results of operations for the three months ended June 30, 2012 and 2011, should be read in conjunction with the audited consolidated financial statements and notes included in Bering Exploration Inc.’s Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission.

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

A description of the Company’s oil and gas properties follows.

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

ChicasLocas Field,

Victoria County, Texas

In June 2011, the Company entered into a joint development agreement to co-develop an approximately 640 acre tract in Victoria County, Texas.  The Company will retain a 50% working interest in this prospect.  Our net revenue interest in this field is 75%. In August 2011, the first well developed in this area began producing oil.  The well is currently producing 4 bbl of oil per day. The operator of the well has determined that the well is producing more natural gas than oil and has installed a gas pipeline to connect the well to a commercial pipeline. In April 2012, the pipeline was completed and we began producing natural gas accordingly. Our share of net production on this well was $8,169 during the quarter ended June 30, 2012.

Singer Prospect,

Beauregard Parish, Louisiana

In August and October 2011, the Company leased the mineral rights on 320 gross acres in Singer, Louisiana.  Initial geological assessment reveals four sands in zones from 9,600’ to 10,600’ with four potential drilling locations.  Bering retains a 90% working interest in the prospect and a 75% net revenue interest.

Ashland Prospect,

Concordia Parish, Louisiana

In July 2011, the Company purchased a 10% working interest in the Ashland prospect in Concordia Parish, Louisiana.  Our net revenue interest in this well is 75%. The prospect contains 1,200 acres.  Preliminary geological analysis reveals two sands between 6,900’ and 7,100’.   In September 2011, the Sharp Heirs A No. 1 (A-1) well was successfully drilled on the prospect.  The well was completed in November 2011 and is producing approximately 26 gross barrels of oil per day. In November 2011, a second well was drilled on this prospect. It was not commercially viable and was converted into a salt water disposal well. This well will be used to off load water produced in the first well and allow for production to increase on the first well. This work was completed and permitted in July 2012. A third well was drilled in May 2012 and is in the process of being completed. Our share of net production on the A-1 well was $15,907 during the quarter endedJune 30, 2012.

Gohlke Project,

Texas Gulf Coast

In October 2011, the Company leased the mineral rights to 10,000 feet on 272 gross acres in South Texas.  The tract has 12 potential drilling locations.  Preliminary geological assessment reveals 3 sands at depths of 3,800’, 5,500’ and 8,100’. Bering currently holds a 95% working interest and a 76.5% net revenue interest.

North Edna Project,

Jefferson Davis Parish, Louisiana

In May 2012, the Company acquired a 74% net revenue interest and a 100% of working interests in the North Edna Field located in Jefferson Davis Parish, Louisiana (“N. Edna”). N. Edna consists of 384.84 gross acres and the Lejeune No. 1 oil and gas well (Lejeune 1). The Lejeune 1 was not producing at the date of acquisition. The Company began a workover of this well in July 2012 in an effort to restart production. The workover has not been completed as of the date of this filing.There are 3 new potential wells located on this lease.

South Texas Project,

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

Comparison of Three Months Ended June 30, 2012 and 2011.

The Company had revenue of $24,077 for the three months ended June 30, 2012 and no revenue for the three months ended June 30, 2011. The increase in revenues was due to the success of two wells completed in the calendar quarter ending December 31, 2011.

The Company’s expenses decreased from $446,974 for three months ended June 30, 2011 to $380,912for three months ended June 30, 2012.  The decrease of $66,062 was mainly due to the following: increase in oil and gas operating expenses of $35,534, increase in office administration costs of $28,901, increase in professional fees of $65,191 and an increase in depletion, depreciation and amortization of $16,065 and a decrease in stock based compensation of $69,229, decrease in investor relations costs of $128,292 and a decrease in other expenses of $14,232.

In addition, interest expense increased $316,716, from $115,756 during the three months ended June 30, 2011 to $432,472 during the three months ended June 30, 2012, primarily due to the amortization of note discounts.

As a result of the foregoing, the Company’s net loss for the three months ended June 30, 2012 and 2011 was $789,307and $562,730, respectively.

Liquidity and Capital Resources

As of June 30, 2012, the Company had $62,957 in cash and negative working capital of $154,882.  In July 2012, the Company borrowed $78,000 from an investor.  The proceeds of this note have been be used for working capital and a workover on the N. Edna project.  Additional capital will be necessary to fund ongoing operating costs and planned drilling programs over the next twelve months.

Net cash used in operating activities for the three months ended June 30, 2012 and 2011 was $196,470 and $187,621, respectively.

We anticipate that future liquidity requirements will arise from the need to finance our operations and continue our lease acquisition and drilling programs. The primary sources of funding for such requirements are expected to be raising additional capital from the sale of equity and/or debt securities. However, we can provide no assurances that we will be able to obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company is attempting to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the sale of working interests in our drilling programs. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. In this respect, see Note 2 - Going Concern in our financial statements for additional information as to the possibility that we may not be able to continue as a going concern.

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

ITEM 4.                               CONTROLS AND PROCEDURES

                         (a)                        Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2012 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process.

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
Date: August 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Leonard Ivins	Chief Executive Officer and	August 20, 2012
J. Leonard Ivins	Chairman of the Board

/s/Steven M. Plumb	Principal Financial and	August 20, 2012
Steven M. Plumb	Accounting Officer

