Form 10-Q/A
period 2012-06-30
Bering Exploration, Inc.
filed 2012-08-29
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Bering Exploratins, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 20, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the filing of the Form 10-Q and does not modify or update disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of J. Leonard Ivins.
31.2*	Certification of Steven M. Plumb
32.1*	Certification for Sarbanes-Oxley Act of J. Leonard Ivins
32.2*	Certification for Sarbanes-Oxley Act of Steven M. Plumb

101.INS XBRL**	Instance Document
101.SCH XBRL**	Taxonomy Extension Schema
101.CAL XBRL**	Taxonomy Extension Calculation Linkbase
101.DEF XBRL**	Taxonomy Extension Definition Linkbase
101.LAB XBRL**	Taxonomy Extension Label Linkbase
101.PRE XBRL**	Taxonomy Extension Definition Linkbase

* Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 000-50541), as filed with the Securities and Exchange Commission on August 20, 2012.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

BERING EXPLORATION, INC.

By:	/s/ J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer
Date: August 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Leonard Ivins	Chief Executive Officer and	August 29, 2012
J. Leonard Ivins	Chairman of the Board

/s/Steven M. Plumb	Principal Financial and	August 29, 2012
Steven M. Plumb	Accounting Officer