Form 10-Q
period 2012-09-30
Bering Exploration, Inc.
filed 2012-11-19
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 19, 2012 there were outstanding 11,156,506 shares of common stock, $0.001 par value per share.

 BERING EXPLORATION, INC.

INDEX TO FORM 10-Q

September 30, 2012

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets -
		September 30, 2012 (unaudited) and March 31, 2012	3

		Consolidated Statements of Operations (unaudited)
		Three and Six Months Ended September 30, 2012 and 2011	4

		Consolidated Statements of Cash Flows (unaudited)
		Six Months Ended September 30, 2012 and 2011	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II	Other Information

	Item 5.	Exhibits	14

PART I.                FINANCIAL INFORMATION

ITEM 1.                                               FINANCIAL STATEMENTS

BERING EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$27,817	$52,088
Accounts receivable, net	44,974	14,376
Prepaid insurance	11,550	-
Total current assets	84,341	66,464

Property and equipment, net	136	566
Oil and gas properties, net of accumulated depletion
of $71,768 and $38,988, at September 30, 2012 and March 31, 2012,
respectively, full cost method
Proved	707,519	342,407
Unproved	583,441	591,665
Total assets	$1,375,437	$1,001,102

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$159,833	$97,737
Accounts payable - related parties	52,808	96,873
Accrued liabilities	126,075	81,199
Notes payable third parties	9,182	-
Convertible notes payable - related parties, net of discount of $218,191 and $0
at September 30, 2012 and March 31, 2012, respectively	83,229	40,700
Convertible notes payable	65,641	350,000
Derivative liability	463,226	-

Total current liabilities	959,994	666,509
Asset retirement obligation	9,665	9,665
Total liabilities	969,659	676,174

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized;
0 shares issued and outstanding at September 30 and March 31, 2012	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized; 11,156,506 and 4,465,531 shares issued and
outstanding at September 30 and March 31, 2012, respectively	11,156	4,465
Additional paid-in capital	9,858,035	7,184,809
Accumulated deficit	(9,463,413)	(6,864,346)
Total shareholders' equity	405,778	324,928
Total liabilities and shareholders' equity	$1,375,437	$1,001,102

See accompanying notes to unaudited consolidated financial statements.

 BERING EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011

Oil and gas revenue	$25,263	$9,682	$49,340	$9,682

Operating costs and expenses:
Lease operating expenses	114,829	2,063	150,363	2,063
Compensation and related expenses	1,274,494	235,195	1,443,712	473,642
Office administration	6,341	11,200	38,942	18,084
Professional fees	91,608	53,083	218,672	114,956
Investor relations	-	5,137	-	133,429
Depletion, depreciation and amortization	16,715	215	33,210	645
Other expenses	44,971	-	44,971	11,048
Total operating costs and expenses	1,548,958	306,893	1,929,870	753,867

Net loss from operations	(1,523,695)	(297,211)	(1,880,530)	(744,185)

Other expense
Interest expense	(70,339)	(141,609)	(502,811)	(257,365)
Loss on extinguishment of debt	-	(50,518)	-	(50,518)
Derivative expense	(215,726)	-	(215,726)	-

Net loss	$(1,809,760)	$(489,338)	$(2,599,067)	$(1,052,068)

Net loss per share:
Basic and diluted	$(0.16)	$(0.20)	$(0.28)	$(0.43)

Weighted average number of common shares outstanding basic and diluted	11,063,099	2,485,552	9,255,926	2,460,010

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,599,067)	$(1,052,068)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation, and amortization	33,210	645
Amortization of debt discount	449,553	206,484
Share-based compensation	1,323,992	473,642
Non-cash interest expense	35,027	-
Loss on extinguishment of debt	-	50,518
Derivative expense	215,726	-
Changes in assets and liabilities:
Accounts receivable	(30,598)	(9,682)
Prepaid insurance	(11,550)	-
Accounts payable	51,531	25,712
Accrued liabilities	112,068	44,485
Net cash used in operating activities	(420,108)	(260,264)

Cash flows from investing activities:
Capital expenditures	(389,668)	(478,170)
Net cash used in investing activities	(389,668)	(478,170)

Cash flows from financing activities:
Proceeds from sale of common stock	500,603	-
Proceeds from notes payable	9,182	-
Repayment of convertible notes - related party	(32,500)	(15,302)
Proceeds from convertible notes - related party	308,220	45,000
Proceeds from exercise of stock options	-	201,250
Net cash provided by financing activities	785,505	230,948

Net change in cash and cash equivalents	(24,271)	(507,486)
Cash and cash equivalents, beginning of period	52,088	531,933
Cash and cash equivalents, end of period	$27,817	$24,447

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Conversion of accounts payable to convertible notes - related party	$33,500	$-
Debt discount on convertible notes - related party	$70,750	$-
Debt discount on convertible notes	$597,500	$42,328
Conversion of convertible notes payable - related party and accrued interest to common stock	$49,869	$-
Conversion of convertible notes payable and accrued interest to common stock	$384,883	$150,000
Stock issued to settle accounts payable	$-	$18,902

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In June 2012, the Company acquired the N. Edna field for total cash consideration of $200,000. The single well in the N. Edna field was not producing at the time of purchase. The Company has initiated workover on the well in an effort to restore production.

BERING EXPLORATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 2.  Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of September 30, 2012, the Company has accumulated losses of $9,463,413 since inception and negative working capital of $875,653.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In May 2012, the Company issued a stock option to the Chairman of the Board to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share, vesting immediately, with a five year term. The fair market value of the option on the date of grant was $99,270. In August 2012, the stock option was cancelled and a new option was issued to the Chairman of the Board to purchase 1,300,000 shares of the Company’s stock at a price of $0.10 per share, vesting immediately, with a five year term. The fair market value of the option was $649,846 on the date of grant.

In May 2012, the Company issued a stock option to the Chief Financial Officer to purchase 200,000 shares of the Company’s common stock at a price of $0.10 per share, vesting as follows: 100,000 shares vest immediately and 100,000 shares vest on January 1, 2013, with a five year term. The fair market value of the option on the date of grant was $39,708 and will be recognized over the term of the vesting period. In August 2012, the stock option was cancelled and a new option was issued to the Chief Financial Officer to purchase 300,000 shares of the Company’s stock at a price of $0.10 per share, vesting as follows: 200,000 shares vest immediately and 100,000 shares vest on January 1, 2013, with a five year term. The fair market value of the option was $149,965 on the date of grant, of which 67% was recognized on the date of grant and the balance of which will be recognized over the remaining vesting period.

In June 2012, the Company made a payment on a related party payable in the amount of $20,000.

In August 2012, the Company entered into a convertible note agreement with Jinsun, LLC, an affiliate of Kevan Casey, the beneficial owner of more than 5% of the Company's outstanding common stock, in the principal amount of $247,500 at an annual interest rate of 10%. The note is due August 31, 2013. The note is convertible into the Company’s common stock at the lesser of (i) 50% of the average of the lowest three (3) closing bid prices for the Company’s common stock during the ten (10) trading days prior to the Conversion Date or (ii) $.05 per share. The Company recorded a discount of $247,500 and a derivative liability of $682,090 related to the variable conversion price of the note at inception. The derivative was calculated using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 0.19%, (2) expected life of 1 year, (3) expected volatility of 315.21%, and (4) zero expected dividends. The company recorded amortization of $29,309 related to the discount during the three months ended September 30, 2012 and recognized a change in derivative liability of $218,864 as of September 30, 2012.

In August 2012, the Company issued a stock option to its operations manager to purchase 900,000 shares of the Company’s common stock at a price of $0.10 per share, vesting as follows: 50% on the date of grant and 50% on January 1, 2013, with a five year term. The fair market value of the option was $449,896 on the date of grant. The Company recognized $224,948 on the date of grant and the remainder will be recognized over the remaining vesting period.

BERING EXPLORATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 4.  Debt

Debt as of September 30, 2012 and March 31, 2012 consists of the following:

	September 30,	March 31,
Description	2012	2012
Note payable
In June 2012, the Company financed the unpaid balance of a general liability insurance policy in the amount of $11,404 with a premium finance company. The financing agreement bears annual interest at 8% and is due in April 2013 and calls for monthly principal and interest payments of $1,193.	$9,182	$-

Convertible notes payable - related party
On September 30, 2008, the Company entered into a note agreement with J. Leonard Ivins, an Officer of the Company, in the principal amount of $63,302 at an annual interest rate of 10%. The note was executed in exchange for the cancellation of Mr. Ivins’ employment agreement and all outstanding amounts due to him as of September 30, 2008. In April 2010, the note was amended and is convertible into the Company’s common stock at the rate of $0.05 per share. During the six months ended September 30, 2012, the Company made a $12,500 cash payment on this note and increased the note balance by $25,720 in connection with compensation due to Mr. Ivins. The note is due upon demand.	$53,920	$40,700
In August 2012, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $247,500 at an annual interest rate of 10%. The note is due August 31, 2013. The note is convertible into the Company’s common stock at the lesser of (i) 50% of the average of the lowest three (3) closing bid prices for the Company’s common stock during the ten (10) trading days prior to the Conversion Date or (ii) $.05 per share. The Company recorded a discount of $247,500 and a derivative liability of $682,090 related to the variable conversion price of the note at inception. The company recorded amortization of $29,309 related to the discount during the three months ended September 30, 2012 and recognized a change in derivative liability of $218,864 as of September 30, 2012.	247,500	-
Less: discount	(247,500)	-
Add: Amortization of discount	29,309	-
Total convertible notes payable – related party, net of discount	$83,229	$40,700

Convertible notes, net of discount
On February 28, 2011, the Company entered into a series of convertible note agreements (the 2011 Convertible Notes) at an annual interest rate of 12% that were convertible into the Company’s common stock at the rate of $0.50 per share. In May 2012, certain notes issued to third parties totaling $350,000, were modified to reduce the conversion price to $0.09 per common share. This modification resulted in a beneficial conversion feature (BCF) on the notes amounting to $350,000. These notes were subsequently assigned to unrelated third parties. In connection with the assignment, the Company agreed to pay additional consideration of $35,027 to the assignors. The BCF was recorded as a debt discount and amortized over the term of the notes. In May 2012, notes with a principal balance of $284,359, additional consideration of $35,027, and accrued interest totaling $65,496 were converted to equity and the Company issued 4,206,575 common shares. In May 2012, the due date on the notes was extended to August 31, 2012. In August 2012, the due dates on the notes was extended to May 31, 2013.	$65,641	$350,000
Less: Beneficial conversion feature discount	(350,000)	(320,274)
Add: Amortization of discount	350,000	320,274
Total convertible notes, net of discount	$65,641	$350,000

Note 5.  Common Stock

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

BERING EXPLORATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 6. Stock Options and Warrants

In March 2012, the Company entered into an Option Agreement (the “Agreement”) with an investment banking firm. Per the Agreement, the counterparty is to raise $2,500,000 of capital, net of any fees and costs related to the financing, for the Company on or before September 30, 2012. As inducement for performance, the Company granted an option to acquire 10% of the issued and outstanding common stock of the Company (based at the date of exercise) for an exercise price of $100,000. As the option vests conditional to performance by the counterparty, the Company will recognize the vesting of the option only upon the satisfaction of the performance conditions. In July 2012, the counterparty informed the Company that it would not meet the performance conditions. Accordingly, the option expired without being exercised.

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

In August 2012, the Company issued stock options to its officers to purchase 2,500,000 shares of the Company’s common stock at a price of $0.10 per share. The options were calculated using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 0.36%, (2) expected life of five years, (3) expected volatility of 309.64%, and (4) zero expected dividends. See description of vesting and fair market value in Note 3.

A summary of option activity for the six months ended September 30, 2012 is presented below:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	life (years)	value
Outstanding March 31, 2012	2,300,000	$0.10	4.00	$218,088
Granted	3,200,000	0.10	4.75	1, 388,688
Exercised	-	-	-	-
Forfeited	(3,000,000)	0.10	4.91	(357,066)
Expired	-	-	-	-
Outstanding September 30, 2012	2,500,000	$0.10	4.86	$1,249,710
Exercisable September 30, 2012	1,950,000	$0.10	4.86	$1,249,710

BERING EXPLORATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The weighted average grant date fair value for the options granted during the period was $0.43.

A summary of warrant activity for the six months ended September 30, 2012 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Warrants	price	life (years)	value
Outstanding March 31, 2012	46,000	$7.50	3.85	$333,966
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(38,333)	7.50	3.60	(278,303)
Expired	-	-	-	-
Outstanding September 30, 2012	7,667	$7.50	3.60	$55,663
Exercisable September 30, 2012	7,667	$7.50	3.60	$55,663

Note 7.  Subsequent Events

In October 2012, the Company assigned its interest in the Ashland Project to an unrelated third party in exchange for $150,000.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of September 30, 2012 and 2011, and its results of operations for the three and six months ended September 30, 2012 and 2011, should be read in conjunction with the audited consolidated financial statements and notes included in Bering Exploration Inc.’s Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission.

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

Chicas Locas Field,

Victoria County, Texas

In June 2011, the Company entered into a joint development agreement to co-develop an approximately 640 acre tract in Victoria County, Texas.  The Company will retain a 50% working interest in this prospect.  Our net revenue interest in this field is 75%. In August 2011, the first well developed in this area began producing oil.  The well is currently producing 4 bbl of oil per day. The operator of the well has determined that the well is producing more natural gas than oil and has installed a gas pipeline to connect the well to a commercial pipeline. In April 2012, the pipeline was completed and we began producing natural gas accordingly. Our share of net production on this well was $11,091 and $19,073 during the three and six months ended September 30, 2012.

Singer Prospect,

Beauregard Parish, Louisiana

In August and October 2011, the Company leased the mineral rights on 320 gross acres in Singer, Louisiana.  Initial geological assessment reveals four sands in zones from 9,600’ to 10,600’ with four potential drilling locations.  Bering retains a 90% working interest in the prospect and a 75% net revenue interest. In August and October 2012, the Company extended the leases for an additional year.

Ashland Prospect,

Concordia Parish, Louisiana

In July 2011, the Company purchased a 10% working interest in the Ashland prospect in Concordia Parish, Louisiana.  Our net revenue interest in this well is 75%. The prospect contains 1,200 acres.  Preliminary geological analysis reveals two sands between 6,900’ and 7,100’.   In September 2011, the Sharp Heirs A No. 1 (A-1) well was successfully drilled on the prospect.  The well was completed in November 2011 and is producing approximately 26 gross barrels of oil per day. In November 2011, a second well was drilled on this prospect. It was not commercially viable and was converted into a salt water disposal well. This well will be used to off load water produced in the first well and allow for production to increase on the first well. This work was completed and permitted in July 2012. A third well was drilled in May 2012 and is in the process of being completed. Our share of net production on the A-1 well was $15,907 and $29,810 during the three and six months ended September 30, 2012. In October 2012, the Company assigned its interest in the Ashland Prospect to an unrelated third party in exchange for $150,000.

Gohlke Project,

Texas Gulf Coast

In October 2011, the Company leased the mineral rights to 10,000 feet on 272 gross acres in South Texas.  The tract has 12 potential drilling locations.  Preliminary geological assessment reveals 3 sands at depths of 3,800’, 5,500’ and 8,100’. Bering currently holds a 95% working interest and a 76.5% net revenue interest.

North Edna Project,

Jefferson Davis Parish, Louisiana

In May 2012, the Company acquired a 74% net revenue interest and a 100% of working interests in the North Edna Field located in Jefferson Davis Parish, Louisiana (“N. Edna”). N. Edna consists of 384.84 gross acres and the Lejeune No. 1 oil and gas well (Lejeune 1). The Lejeune 1 was not producing at the date of acquisition. The Company began a workover of this well in July 2012 in an effort to restart production. The workover has not been completed as of the date of this filing. The Company has incurred $63,555 in workover related costs during the quarter ended September 30, 2012. There are 3 new potential wells located on this lease.

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

Comparison of Three Months Ended September 30, 2012 and 2011.

The Company had revenue of $25,263 for the three months ended September 30, 2012 and $9,682 in revenue for the three months ended September 30, 2011. The increase in revenues of $15,581 was due to the success of two wells completed in the calendar quarter ending December 31, 2011. These wells produced for an entire quarter in 2012 and only one month in 2011.

The Company’s expenses increased from $306,893 for three months ended September 30, 2011 to $1,548,958 for three months ended September 30, 2012.  The increase of $1,242,065 was mainly due to the following: increase in oil and gas operating expenses of $112,766, decrease in office administration costs of $4,859, increase in professional fees of $38,525, an increase in depletion, depreciation and amortization of $16,500, an increase in stock based compensation of $1,039,299, and an increase in other expenses of $44,971.

In addition, interest expense decreased by $71,270, from $141,609 during the three months ended September 30, 2011 to $70,339 during the three months ended September 30, 2012, primarily due to lower debt levels during the current quarter. The Company also recognized a loss on extinguishment of debt during the quarter ending September 30, 2011 and no such loss during the current quarter. During the three months ended September 30, 2012, the Company entered into a debt agreement that resulted in the recognition of a derivative expense of $215,726. The Company did not have any derivative expenses at September 30, 2011.

As a result of the foregoing, the Company’s net loss for the three months ended September 30, 2012 and 2011 was $1,809,760 and $489,338, respectively.

Comparison of Six Months Ended September 30, 2012 and 2011.

The Company had oil and gas revenues of $49,340 for the six months ended September 30, 2012 and $9,682 in oil and gas revenues for the six months ended September 30, 2011.  The increase of $39,658 was due to the success of two wells completed in the calendar quarter ending December 31, 2011.

The Company’s expenses increased from $753,867 for the six months ended September 30, 2011 to $1,929,870 for six months ended September 30, 2012.  The increase of $1,176,003 was mainly due to the following: increase in oil and gas operating expenses of $148,300, increase in cash and stock based compensation of $970,070, decrease in investor relations of $133,429, increase in professional fees of $103,716, increase in office administration of $20,858, and increase in depreciation, depletion and amortization of $32,565.

In addition, interest expense increased by $245,446, from $$257,365 during the six months ended September 30, 2011 to $502,811 during the six months ended September 30, 2012 due to increased borrowing and discount amortization.  We also incurred a Loss on Extinguishment of Debt of $50,518 in connection with the conversion of certain notes payable in our Common Stock during the quarter ending September 30, 2011. During the six months ended September 30, 2012, the Company entered into a debt agreement that resulted in the recognition of a derivative expense of $215,726. The Company did not have any derivative expenses at September 30, 2011.

As a result of the foregoing, the Company’s net loss for the six months ended September 30, 2012 and 2011 was $2,599,067 and $1,052,068, respectively.

Liquidity and Capital Resources

As of September 30, 2012, the Company had $27,817 in cash and negative working capital of $875,653.   In October 2012, the Company assigned its interest in the Ashland Prospect to an unrelated third party in exchange for $150,000. Additional capital will be necessary to fund ongoing operating costs and planned drilling programs over the next twelve months.

Net cash used in operating activities for the six months ended September 30, 2012 and 2011 was $420,108 and $260,264, respectively.

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

                         (a)                 Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2012 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process.

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
Date: November 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Leonard Ivins	Chief Executive Officer and	November 19, 2012
J. Leonard Ivins	Chairman of the Board

/s/Steven M. Plumb	Principal Financial and	November 19, 2012
Steven M. Plumb	Accounting Officer

