Form 10-Q
period 2012-12-31
Bering Exploration, Inc.
filed 2013-02-19
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 19, 2013 there were outstanding 15,093,754 shares of common stock, $0.001 par value per share.

BERING EXPLORATION, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

December 31, 2012

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets -
		December 31, 2012 (unaudited) and March 31, 2012	3

		Consolidated Statements of Operations (unaudited)
		Three and Nine Months Ended December 31, 2012 and 2011	4

		Consolidated Statements of Cash Flows (unaudited)
		Nine Months Ended December 31, 2012 and 2011	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II	Other Information

	Item 5.	Exhibits	15

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BERING EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$49,606	$52,088
Accounts receivable, net	50,758	14,376
Prepaid insurance	7,700	-
Total current assets	108,064	66,464

Property and equipment, net	36	566
Oil and gas properties, net of accumulated depletion of
$71,640 and $38,988, at December 31, 2012 and March 31,
2012, respectively, full cost method
Proved	707,647	342,407
Unproved	442,527	591,665
Total assets	$1,258,274	$1,001,102

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$150,800	$97,737
Accounts payable - related parties	152,808	96,873
Accrued liabilities	174,340	81,199
Notes payable third parties	5,820	-
Convertible notes, net of discount of $176,316 and $0
at December 31, 2012 and March 31, 2012, respectively	105,104	40,700
Convertible notes payable	65,641	350,000
Derivative liability	489,135	-

Total current liabilities	1,143,648	666,509
Asset retirement obligation	8,507	9,665
Total liabilities	1,152,155	676,174

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized;
0 shares issued and outstanding at December 31 and March 31, 2012	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized; 11,356,506 and 4,465,531 shares issued and
outstanding at December 31 and March 31, 2012, respectively	11,356	4,465
Additional paid-in capital	9,973,135	7,184,809
Accumulated deficit	(9,878,372)	(6,864,346)
Total shareholders' equity	106,119	324,928
Total liabilities and shareholders' equity	$1,258,274	$1,001,102

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011

Oil and gas revenue	$16,432	$39,687	$65,772	$49,369
Total revenues	16,432	39,687	65,772	49,369
Operating costs and expenses:
Lease operating expenses	35,374	403	185,737	2,466
Compensation and related expenses	239,209	1,608,478	1,682,921	2,082,120
Office administration	7,469	10,995	46,411	40,127
Professional fees	47,318	28,937	265,990	143,893
Investor relations	-	3,709	-	137,138
Depreciation, depletion and amortization	13,112	15,823	46,322	16,468
Other expenses	22,131	-	67,103	-
Total operating costs and expenses	364,613	1,668,345	2,294,484	2,422,212

Net loss from operations	(348,181)	(1,628,658)	(2,228,712)	(2,372,843)

Other income (expense)
Interest expense, net	(60,657)	(760,752)	(1,004,178)	(1,018,117)
Gain (loss) on extinguishment of debt	-	(3,814)	-	(54,332)
Change in derivative liability	(6,121)	-	218,864	-
Net loss	$(414,959)	$(2,393,224)	$(3,014,026)	$(3,445,292)

Net loss per share:
Basic and diluted	$(0.04)	$(0.56)	$(0.30)	$(1.12)

Weighted average number of common shares
outstanding basic and diluted	11,158,680	4,265,330	9,891,756	3,064,157

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,014,026)	$(3,445,292)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation, and amortization	46,322	16,468
Amortization of debt discount and non-cash interest	1,006,954	942,941
Share-based compensation	1,419,292	2,087,120
Loss on extinguishment of debt	-	54,332
Change in derivative liability	(218,864)	-
Changes in assets and liabilities:
Accounts receivable	(36,382)	(29,258)
Prepaid insurance	(7,700)	-
Accounts payable	142,498	59,038
Accrued liabilities	160,333	68,779
Net cash used in operating activities	(501,573)	(245,872)

Cash flows from investing activities:
Capital expenditures	(413,052)	(633,097)
Proceeds from sale of property	150,000	-
Net cash used in investing activities	(263,052)	(633,097)

Cash flows from financing activities:
Proceeds from sale of common stock	500,603	-
Proceeds from notes payable	11,404	-
Repayment of convertible notes - related party	(72,500)	(67,602)
Payments on notes payable	(5,584)	-
Proceeds from convertible notes - related party	328,220	60,000
Proceeds from convertible notes	-	225,000
Proceeds from exercise of stock options	-	201,250
Net cash provided by financing activities	762,143	418,648

Net change in cash and cash equivalents	(2,482)	(460,321)
Cash and cash equivalents, beginning of period	52,088	531,933

Cash and cash equivalents, end of period	$49,606	$71,612

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Conversion of accounts payable to convertible notes - related party	$33,500	$-
Debt discount on convertible notes	$440,570	$716,684
Conversion of notes payable and accrued interest to common stock	$434,752	$862,233
Stock issued to settle accounts payable	$-	$18,902

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 2.  Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of December 31, 2012, the Company has accumulated losses of $9,878,372 since inception and negative working capital of $1,055,584.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Oil and Gas Properties

In June 2012, the Company acquired the N. Edna field (proved property) for total cash consideration of $200,000. The single well in the N. Edna field was not producing at the time of purchase. The Company has initiated workover on the well in an effort to restore production. In May and June 2012, the Company made payment totaling $88,131 related to the Sharp Heirs field. In August 2012, the Company paid $79,500 for a lease bonus on the Singer field.

In October 2012, the Company sold its interest in the Ashland Project to an unrelated third party in exchange for $150,000.

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

In June 2012, the Company made a payment on a related party payable in the amount of $20,000. In December 2012, the Company borrowed an additional $20,000 from a related party.

In August 2012, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $247,500 at an annual interest rate of 10%. The note is due August 31, 2012. The note is convertible into the Company’s common stock at the lesser of (i) 50% of the average of the lowest three (3) closing bid prices for the Company’s common stock during the ten (10) trading days prior to the Conversion Date or (ii) $.05 per share. The Company recorded a discount of $247,500 and a derivative liability of $682,090 related to the variable conversion price of the note at inception. The Company recorded amortization of $91,184 related to the discount during the nine months ended December 31, 2012 and recognized a change in derivative liability of $218,864 for the nine months ended December 31, 2012.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 5.  Debt

Debt as of December 31, 2012 and March 31, 2012 consists of the following:

	December 31,	March 31,
Description	2012	2012
Note payable
In June 2012, the Company financed the unpaid balance of a general liability insurance policy in the amount of $11,404 with a premium finance company. The financing agreement bears annual interest at 8% and is due in April 2013 and calls for monthly principal and interest payments of $1,193.	$5,820	$-

Convertible notes payable - related party
On September 30, 2008, the Company entered into a note agreement with J. Leonard Ivins, an Officer of the Company, in the principal amount of $63,302 at an annual interest rate of 10%. The note was executed in exchange for the cancellation of Mr. Ivins’ employment agreement and all outstanding amounts due to him as of September 30, 2008. In April 2010, the note was amended and is convertible into the Company’s common stock at the rate of $0.05 per share. During the nine months ended December 31, 2012, the Company made a $12,500 cash payment on this note and increased the note balance by $25,720 in connection with compensation due to Mr. Ivins. The note is due upon demand.	$53,920	$40,700

In August 2012, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $247,500 at an annual interest rate of 10%. The note is due August 31, 2013. The note is convertible into the Company’s common stock at the lesser of (i) 50% of the average of the lowest three (3) closing bid prices for the Company’s common stock during the ten (10) trading days prior to the Conversion Date or (ii) $.05 per share. The Company recorded a discount of $247,500 related to the derivative liability at inception. The company recorded amortization of $91,184 and payments of $40,000 related to the discount from inception of the loan through December 31, 2012.	207,500	-

In December 2012, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $20,000 at an annual interest rate of 10%. The note is convertible at $0.05 and is due August 31, 2013. The Company recorded a discount related to the beneficial conversion feature of the note of $20,000.	20,000	-
Less: discounts	(267,500)	-
Add: Amortization of discounts	91,184	-
Total convertible notes payable – related party, net of discounts - Jinsun	51,184	-
Total convertible notes payable – related party, net of discount	$105,104	$40,700

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 5. Debt (cont’d)
Convertible notes, net of discount
On February 28, 2011, the Company entered into a series of convertible note agreements (the 2011 Convertible Notes) at an annual interest rate of 12% that were convertible into the Company’s common stock at the rate of $0.50 per share. In May 2012, certain notes issued to third parties totaling $350,000, were modified to reduce the conversion price to $0.09 per common share. This modification resulted in a beneficial conversion feature (BCF) on the notes amounting to $350,000. These notes were subsequently assigned to unrelated third parties. In connection with the assignment, the Company agreed to pay additional consideration of $35,027 to the assignors. The BCF was recorded as a debt discount and amortized over the term of the notes. In May 2012, notes with a principal balance of $284,359, additional consideration of $35,027, and accrued interest totaling $65,496 were converted to equity and the Company issued 4,206,575 common shares. In May 2012, the due dates on the notes were extended to August 31, 2012 and are currently past due. Subsequent to December 31, 2012, $37,691 in principal and $4,225 in interest was converted into 465,732 common shares.	$65,641	$350,000

During the nine months ended December 31, 2012, the Company recorded $90,570 in amortization for notes that had been repaid or converted.

During the nine months ended December 31, 2012, the Company recorded $434,590 in interest expense for the derivative liability in excess of convertible debt.

Note 6.  Common Stock

For the nine months ended December 2012:

During the nine months ended, the Company issued 4,760,680 common shares for the conversion of $434,752. The convertible debt was converted at the term, thus no gain or loss was recorded at conversion.

During the nine months ended, the Company issued 1,430,295 common shares for the cash of $500,603.

In July 2012, the Company issued 500,000 shares of its common stock to the Company’s operations manager. The fair market value of the shares on the date of issuance was $180,000.

In December 2012, the Company issued a total of 200,000 shares of its common stock to two outside consultants (100,000 each). The total fair market value of the shares on the date of issuance was $96,000.

Note 7. Stock Options and Warrants

In July 2012, an investment banking firm informed the Company that it would not meet the performance conditions of its option agreement. Accordingly, the option expired without being exercised.

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

In May 2012, the Company issued a stock option to the Chief Financial Officer to purchase 200,000 shares of the Company’s common stock at a price of $0.10 per share, vesting as follows: 100,000 shares vest immediately and 100,000 shares vest on January 1, 2013, with a five year term. The fair market value of the option on the date of grant was $39,708 and will be recognized over the term of the vesting period. In August 2012, the stock option was cancelled and a new option was issued to the Chief Financial Officer to purchase 300,000 shares of the Company’s stock at a price of $0.10 per share, vesting as follows: 200,000 shares vest immediately and 100,000 shares vest on January 1, 2013, with a five year term. The fair market value of the option was $149,965 on the date of grant.

The Company expensed $99,977 related to these options during the nine months ended December 31, 2012.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

In August 2012, the Company issued a stock option to its operations manager to purchase 900,000 shares of the Company’s common stock at a price of $0.10 per share, vesting as follows, 50% vested immediately and 50% vests on January 1, 2013, with a five year term. The fair market value of the option was $449,896 on the date of grant. The Company expensed $224,948 related to these options during the nine months ended December 31, 2012.

A summary of option activity for the nine months ended December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	life (years)	value
Outstanding March 31, 2012	2,300,000	$0.10	4.00	$218,088
Granted	3,200,000	0.10	4.50	1, 388,688
Exercised	-	-	-	-
Forfeited	(3,000,000)	0.10	4.91	357,066
Expired/Cancelled	-	-	-	-
Outstanding December 31, 2012	2,500,000	$0.10	4.61	$1,249,710
Exercisable	1,950,000	$0.10	4.61	$1,249,710

The weighted average grant date fair value for the options granted during the period was $0.43.

A summary of warrant activity for the nine months ended December 31, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Warrants	price	life (years)	value
Outstanding March 31, 2012	46,000	$7.50	3.85	$333,966
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding December 31, 2012	46,000	$7.50	3.35	$333,966
Exercisable	15,333	$7.50	3.35	$111,322

Note 8.  Subsequent Events

On January 25, 2013, the Company issued a total of 25,000 shares of its common stock to its outside counsel for legal services. The fair market value of the shares on the date of issuance was $7,750.

On January 25, 2013, the Company issued a total of 465,732 shares of its common stock upon the conversion of convertible notes payable with a principal value of $37,691 and accrued interest on the date of conversion of $4,225.

On January 29, 2013, the Company issued a total of 250,000 shares of its common stock to an outside consultant as compensation for services rendered. The total fair market value of the shares on the date of issuance was $65,000.

On February 5, 2013, the Company issued a total of 1,249,999 shares of its common stock to the chief executive of the company upon the exercise of a stock option.

BERING EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

On February 5, 2013, the Company issued a total of 165,517 shares of its common stock to the chief financial officer upon the conversion of a stock option.

On February 5, 2013, Mr. Leonard Ivins converted his note payable from the Company into 1,581,000 shares of its common stock. As of the date of this filing, the shares had not yet been issued.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of December 31, 2012 and 2011, and its results of operations for the three and nine months ended December 31, 2012 and 2011, should be read in conjunction with the audited consolidated financial statements and notes included in Bering Exploration Inc.’s Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission.

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

Central Texas Project,

Caldwell County, Texas

In March 2011, the Company leased the mineral rights on approximately 1,283 gross acres targeting the Eagle Ford shale play in South Texas.  This prospect has an aeromagnetic survey and the company expects to utilize it and other advanced techniques to maximize oil recovery from the Eagle Ford, Austin Chalk, Buda and Edwards zones. Bering will retain a 100% working interest and an 81% net revenue interest with a two year lease term.

The Eagle Ford Shale is a shale rock formation located in multiple counties in South Texas. It underlies the Austin Chalk and the Edwards limestone formation is just below it. It is considered by geologists to be the “source rock”, or the original source of hydrocarbons (oil and gas) that are now found in the Austin Chalk above it.

Chicas Locas Field,

Victoria County, Texas

In June 2011, the Company entered into a joint development agreement to co-develop an approximately 640 acre tract in Victoria County, Texas.  The Company will retain a 50% working interest in this prospect.  Our net revenue interest in this field is 37.5%. In August 2011, the first well developed in this area began producing oil.  The well is currently producing 4 bbl of oil per day. The operator of the well has determined that the well is producing more natural gas than oil and has installed a gas pipeline to connect the well to a commercial pipeline. In April 2012, the pipeline was completed and we began producing natural gas accordingly. Our share of net production on this well was $11,213 and $30,743 during the three and nine months ended December 31, 2012.

Singer Prospect,

Beauregard Parish, Louisiana

In August and October 2011, the Company leased the mineral rights on 320 gross acres in Singer, Louisiana.  Initial geological assessment reveals four sands in zones from 9,600’ to 10,600’ with four potential drilling locations.  Bering retains a 90% working interest in the prospect and a 37.5% net revenue interest. In August and October 2012, the Company extended the leases for an additional year.

Ashland Prospect,

Concordia Parish, Louisiana

In July 2011, the Company purchased a 10% working interest in the Ashland prospect in Concordia Parish, Louisiana.  Our net revenue interest in this well is 75%. The prospect contains 1,200 acres.  Preliminary geological analysis reveals two sands between 6,900’ and 7,100’.  In September 2011, the Sharp Heirs A No. 1 (A-1) well was successfully drilled on the prospect.  The well was completed in November 2011 and is producing approximately 26 gross barrels of oil per day. In November 2011, a second well was drilled on this prospect. It was not commercially viable and was converted into a salt water disposal well. This well will be used to off load water produced in the first well and allow for production to increase on the first well. This work was completed and permitted in July 2012. A third well was drilled in May 2012 and is in the process of being completed. Our share of net production on the A-1 well was $5,219 and $35,029 during the three and nine months ended December 31, 2012. In October 2012, the Company assigned its interest in the Ashland Prospect to an unrelated third party in exchange for $150,000.

Gohlke Project,

Texas Gulf Coast

In October 2011, the Company leased the mineral rights to 10,000 feet on 272 gross acres in South Texas.  The tract has 12 potential drilling locations.  Preliminary geological assessment reveals 3 sands at depths of 3,800’, 5,500’ and 8,100’. Bering currently holds a 95% working interest and a 76.5% net revenue interest.

North Edna Project,

Jefferson Davis Parish, Louisiana

In May 2012, the Company acquired a 74% net revenue interest and a 100% of working interests in the North Edna Field located in Jefferson Davis Parish, Louisiana (“N. Edna”). N. Edna consists of 384.84 gross acres and the Lejeune No. 1 oil and gas well (Lejeune 1). The Lejeune 1 was not producing at the date of acquisition. The Company began a workover of this well in July 2012 in an effort to restart production. The workover was completed in late January 2013. Test results indicate that commercially viable levels of natural gas are present. Additional testing and AFEs are required to determine when the well will be completed. The Company has incurred $24,090 and $87,645 in workover related costs during the three and nine months ended December 31, 2012, respectively. There are 3 new potential wells located on this lease.

South Texas Project,

Texas Gulf Coast

In September 2010, the Company obtained a 5% back in after payout working interest in a single well being drilled in South Texas, along the Texas Gulf Coast. The well was successfully completed and is producing natural gas.  The operator of the well does not expect payout to occur in the near future.  Until such time as payout is achieved, the Company has no rights to the production from this well and accordingly, has not recognized any oil and gas revenues or reserves from this well.

Comparison of Three Months Ended December 31, 2012 and 2011

The Company had oil and gas revenues of $16,432 for the three months ended December 31, 2012 and $39,687 in revenue for the three months ended December 31, 2011. The decrease in revenues of $23,255 was due to the success of two wells completed in the calendar quarter ending December 31, 2011, compared to slower production in the three months ended December 31, 2012.

The Company’s expenses decreased from $1,668,345 for three months ended December 31, 2011 to $364,613 for three months ended December 31, 2012.  The decrease of $1,303,732 was mainly due to the following: a decrease in stock based compensation and compensation expense of $1,369,269, offset by oil and gas lease operating expenses of $34,971 and other expenses of $22,131.

In addition, interest expense decreased $700,095, from $760,752 interest expense, net during the three months ended December 31, 2011 to $60,657 during the three months ended December 31, 2012, primarily due to no modifications during the current quarter.

As a result of the foregoing, the Company’s net loss for the three months ended December 31, 2012 and 2011 was $414,959 and $2,393,224, respectively.

Comparison of Nine Months Ended December 31, 2012 and 2011

The Company had oil and gas revenues of $65,772 for the nine months ended December 31, 2012 and $49,369 in oil and gas revenues for the nine months ended December 31, 2011.  The increase of $16,403 was due to the overall success of two wells completed in the calendar quarter ending December 31, 2011.

The Company’s expenses decreased from $2,422,212 for the nine months ended December 31, 2011 to $2,294,484 for nine months ended December 31, 2012.  The decrease of $127,728 was due primarily to increases in oil and gas lease operating expenses of $183,271, professional fees of $122,097, other expenses of $67,103, depreciation, depletion and amortization of $29,854 and office administration expenses of $6,284, offset by decreases in cash and stock based compensation of $399,199 and investor relations of $137,138.

In addition, interest expense decreased by $13,939, from $1,018,117 during the nine months ended December 31, 2011 to $1,004,178 during the nine months ended December 31, 2012. Interest expense during the current period was due to interest expense recorded in connection with the derivative liability and amortization of debt discounts due to the beneficial conversion features on other convertible debt.  During the nine months ended December 30, 2012, the Company entered into a debt agreement that resulted in the recognition of a change in derivative liability of $218,864. In the nine months ended December 31, 2011, the Company incurred a Loss on Extinguishment of Debt of $54,332 in connection with the conversion of certain notes payable in our Common Stock.

As a result of the foregoing, the Company’s net loss for the nine months ended December 31, 2012 and 2011 was $3,014,026 and $3,445,292, respectively.

Liquidity and Capital Resources

As of December 31, 2012, the Company had $49,606 in cash and negative working capital of $1,035,584.   Included in the cash balance are the proceeds from the October 2012, sale of the Company's interest in the Ashland Prospect to an unrelated third party in exchange for $150,000. Additional capital will be necessary to fund ongoing operating costs and planned drilling programs over the next twelve months.

Net cash used in operating activities for the nine months ended December 31, 2012 and 2011 was $501,573 and $245,872, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process.

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
Date: February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Leonard Ivins	Chief Executive Officer and	February 19, 2013
J. Leonard Ivins	Chairman of the Board

/s/Steven M. Plumb	Principal Financial and	February 19, 2013
Steven M. Plumb	Accounting Officer

