Form 10-K
period 2013-03-31
Bering Exploration, Inc.
filed 2013-07-15
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2012, was $673,541 using 3,544,955 shares at $0.19 per share.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of July 12, 2013, there were 22,780,967 shares of common stock of the issuer issued and outstanding.

BERING EXPLORATION, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
March 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate and competition within our chosen industry. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

On May 18, 2010, the Board of Directors and the Majority Shareholders approved an Amendment to the Company’s Amended and Restated Articles of Incorporation to change the Company’s corporate name to China Development Group, Inc. (the “June Name Change”) and a 1-for-20 reverse split of the issued and outstanding Common Stock (the “Reverse Split”).

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

As of March 31, 2013, Bering Exploration, Inc. had two wholly-owned subsidiaries as follows:

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

The following table sets out a brief comparative summary of certain key 2013 data for our operating area. Additional data and discussion is provided in Part II, Item 7 of this Form 10-K.

	2013 Net Production	Percentage of Total 2013 Production	2013 Production Revenue	3/31/13 Estimated Proved Reserves	Percentage of Total Estimated Proved Reserves	2013 Gross New Wells Drilled	2013 Gross New Productive Wells Drilled
	(In Bbl)		(In thousands)	(In Mboe)

United States	9,073.5	100%	$77	33	100%	1	1

A description of the Companies oil and gas properties follows.

Central Texas Project,
Caldwell County, Texas

In March 2011, the Company leased the mineral rights on 1,282.974 gross acres targeting the Eagle Ford shale play in Central Texas.  This prospect has an aeromagnetic survey and the company expects to utilize it and other advanced techniques to maximize oil recovery from the Eagle Ford, Austin Chalk, Buda and Edwards zones. Bering will retain a 100% working interest and an 81% net revenue interest with a two year lease term.  This lease expired in March 2013 and was not renewed.

The Eagle Ford Shale is a shale rock formation located in multiple counties in South Texas. It underlies the Austin Chalk and the Edwards limestone formation is just below it. It is considered by geologists to be the source rock”, or the original source of hydrocarbons (oil and gas) that are now found in the Austin Chalk above it.

Chicas Locas Field,
Victoria County, Texas

In June 2011, the Company entered into a joint development agreement to co-develop an approximately 640 acre tract in Victory County, Texas.  The Company will retain a 50% working interest in this prospect.  Our net revenue interest in this field is 75%. In August 2011, the first well developed in this area began producing oil.  The well is currently producing 4 bbl of oil per day. The operator of the well has determined that the well is producing more natural gas than oil and installed a gas pipeline to connect the well to a commercial pipeline. In April 2012, the pipeline was completed and we began producing natural gas accordingly.  Our share of net production on this well was $40,966 during the fiscal year ended March 31, 2013.

Singer Prospect
Beauregard Parish, Louisiana

In August and October 2011, the Company leased the mineral rights on 320 gross acres in Singer, Louisiana.  Initial geological assessment reveals four sands in zones from 9,600’ to 10,600’ with four potential drilling locations.  Bering retains a 90% working interest in the prospect and a 75% net revenue interest.

Ashland Prospect
Concordia Parish, Louisiana

In July 2011, the Company purchased a 10% working interest in the Ashland prospect in Concordia Parish, Louisiana.  Our net revenue interest in this well is 75%.  The prospect contains 1,200 acres.  Preliminary geological analysis reveals two sands between 6,900’ and 7,100’.  In September 2011, the Sharp Heirs A No. 1 (A-1) well was successfully drilled on the prospect.  The well was completed in November 2011 and is producing approximately 26 gross barrels of oil per day.  In November 2011, a second well was drilled on this prospect. It was not commercially viable and was converted into a salt water disposal well.  This well will be used to off load water produced in the first well and allow for production to increase on the first well.  This work was completed and permitted in July 2012.  A third well was drilled in May 2012 and is in the process of being completed.  Our share of net production on the A-1 well was $47,876 during the year ended March 31, 2013.  In October 2012, the Company assigned its interest in the Ashland Project to an unrelated third party in exchange for $150,000.

Gohlke Project
Texas Gulf Coast

In October 2011, the Company leased the mineral rights to 10,000 feet on 272 gross acres in South Texas.  The tract has 12 potential drilling locations.  Preliminary geological assessment reveals 3 sands at depths of 3,800’, 5,500’ and 8,100’. Bering currently holds a 95% working interest and a 76.5% net revenue interest.  In June 2013, Bering entered into a Letter of Intent ("LOI") to farm-out the Gohlke Project in exchange for a 10% working interest calling to the Casiz Point.  The LOI is subject to a definitive agreement which is currently being negotiated.

North Edna Project

In May 2012, the Company acquired a 74% net revenue interest and a 100% of working interests in the North Edna Field located in Jefferson Davis Parish, Louisiana (“N. Edna”).  N. Edna consists of 384.84 gross acres and the Lejeune No. 1 oil and gas well (Lejeune 1).  In January 2013, the Company initiated a workover of the Lejeune 1 well.  The workover was completed in February and is currently undergoing testing.  The well is currently shut-in.

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

Drilling Statistics

In FYE 2013, we participated in drilling 1 gross well, with 1 (100 percent) completed as producer, productive well in the same field.

The following table shows the results of the oil and gas wells drilled and completed during the year ended March 31, 2013:

	Net Exploratory			Net Development			Total Net Wells
	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total
United States	-	-	-	1	-	1	1	-	1

Productive Oil and Gas Wells

The number of productive non-operated oil and gas wells in which we had an interest as of March 31, 2013, is set forth below:

	Gas		Oil		Total
	Gross	Net	Gross	Net	Gross	Net
United States	1	0.500	0	0.000	1	0.500

Production, Pricing and Lease Operating Cost Data

The following table describes, as of March 31, 2013, oil, natural gas liquids (NGLs) and gas production, average lease operating expenses per boe (including transportation costs but excluding severance and other taxes) and average sales prices for our operations:

	Production			Average Lease Operating Cost per	Average Sales Price
	Oil	NGLs	Gas	Boe	Oil	NGLs	Gas
	(bbls)	(bbls)	(Mcf)		(Per bbl)	(Per bbl)	(Per Mcf)
United States	9,073	-	-	$25.02	$106.59	$-	$-

Gross and Net Undeveloped and Developed Acreage

The following table sets out our gross and net acreage position:

	Undeveloped Acreage		Developed Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres
United States	592	448	1,840	410

As of March 31, 2013, we have 208 net acres scheduled to expire by March 31, 2014 and none thereafter, if production is not established or we take no other action to extend the terms. We plan to continue the terms of many of these licenses and concession areas through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.

As of March 31, 2013, none of our net undeveloped acreage was held by production.

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

The following table shows proved oil, NGL and gas reserves as of March 31, 2013, based on average commodity prices in effect on the first day of each month in FYE 2013, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.
	Oil	Gas	Total
	(Mbbl)	(MMcf)	(Mboe)
Proved Developed	4	172	33

Total Proved	4	172	33

As of March 31, 2013, Bering had total estimated proved reserves of 3,511 net bbls of crude oil, condensate and NGLs and 172 net mmcf of natural gas. Combined, these total estimated proved reserves are the energy equivalent of 33 mboe barrels of oil.  Bering has no Proved Undeveloped Reserves and has elected not to disclose probable or possible reserves in this filing.

The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves as of March 31, 2013, changes in estimated proved reserves during the last three years, and estimates of future net cash flows from proved reserves are contained in Note 13 — Supplemental Oil and Gas Disclosures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K. Estimated future net cash flows as of March 31, 2013, were calculated using a discount rate of 10 percent per annum, end of period costs, and an unweighted arithmetic average of commodity prices in effect on the first day of each month in FYE 2013, held flat for the life of the production, except where prices are defined by contractual arrangements.

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

Bering’s independent reservoir engineer, Gregory K. Graves, of the firm DeGolyer and MacNaughton, is the person primarily responsible for preparing our reserve estimates. Mr. Graves is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering.  He has over 28 years of industry experience in reservoir engineering. He is a member of the Society of Petroleum Engineers and is a Registered Professional Engineer in the state of Texas.

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

Dependence on Major Customers

We currently have two customers.

Office Space

The Company’s current headquarters are located in office space leased from our President and Chief Financial Officer and are located at 710 N. Post Oak Road, Suite 410, Houston, Texas 77024.

Item 1A.                      Risk Factors

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

On December 15, 2009, the U.S. Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, or CO2, methane, and other greenhouse gases, or GHGs, present an endangerment to public heath and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes.  These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the Federal Clean Air Act.  The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources.  In addition, in April 2010, the EPA proposed to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities.  If the proposed rule is finalized as proposed, reporting of GHG emissions from such facilities would be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.

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

Our Auditor has issued a going concern opinion regarding the Company’s financial condition

In their audit reports for the years ending March 31, 2013 and 2012, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. In addition, the financial statements do not contain any adjustments that may result from the uncertainty of our continuation as a going concern. We believe that if we do not raise sufficient additional capital within 12 months of the filing of our Annual Report on Form 10-K, we may be required to suspend or cease the implementation of our business plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings, pending or threatened, which it is a party to.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the pink sheets under the symbol BERX.PK.  The following table sets forth the range of high and low bid prices for the last two fiscal years which represent the effect of a 1-for-10 reverse stock split which became effective on February 27, 2012.

Year 2013	High	Low
Quarter ended March 31, 2013	$0.64	$0.14
Quarter ended December 31, 2012	$0.62	$0.14
Quarter ended September 30, 2012	$0.65	$0.12
Quarter ended June 30, 2012	$0.75	$0.10

Year 2012	High	Low
Quarter ended March 31, 2012	$1.10	$0.23
Quarter ended December 31, 2011	$2.50	$0.80
Quarter ended September 30, 2011	$7.50	$0.80
Quarter ended June 30, 2011	$14.30	$6.00

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

As of July 8, 2013 we have approximately 4,200 holders of record of our common stock.

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

Results of Operations

Oil and Gas Revenues, Production and Prices

Bering began producing oil in September 2011.  Prior to September 2011 Bering had no revenues.  Bering produced 5,590.69 gross and 766.28 net bbl of oil during the fiscal year ending March 31, 2012.  Bering did not produce any NGL or natural gas during the year ended March 31, 2012.  The average price per barrel of oil received by Bering during the year ended March 31, 2012 was $103.21.  Bering produced 9,073.47 net bbl of oil during the fiscal year ending March 31, 2013.  Bering did not produce any NGL or natural gas during the year ended March 31, 2013.  The average price per barrel of oil received by Bering during the year ended March 31, 2013 was $106.59.

Crude Oil Prices

All of our oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control.  Bering does not use financial instruments to manage any portion of its exposure to fluctuations in crude oil prices.

Crude Oil Revenues

Prior to September 2011, Bering did not have any revenues.  The Chicas Locas No. 1 well began producing oil in September 2011.  The Sharp Heirs A No. 1 well began producing oil in late October 2011.  Crude oil accounted for 100 percent of our oil and gas production revenues during the year ended March 31, 2013.  Crude oil revenues for the years ended March 31, 2013 and 2012 totaled $88,842 and $79,085, respectively.

Production totaled 9,073 and 766 net bbl in the years ended March 31, 2013 and 2012, respectively.

Revenue and production increased as a result of investments in oil and gas drilling programs.

 Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses either on a boe basis, on an absolute dollar basis or both, depending on relevance.

	Year ended March 31, 2013
	$	$ per boe
Lease operating expenses	$226,242	$24.94
Compensation and related expenses	3,469,665	382.42
Office administration	81,704	9.01
Professional fees	298,018	32.85
Investor relations	3,940	0.43
Depreciation, depletion and amortization	62,858	6.93
Lease impairment expense	384,418	42.37
Other	68,829	7.59
Total	$4,595,674	$506.54

Depreciation, Depletion and Amortization

The following table details the components of depreciation, depletion and amortization (DD&A) for the year ended March 31, 2013 and 2012:
	Year ended March 31,
	2013	2012
Depreciation	$566	$1,075
Depletion	63,450	38,079
ARO accretion	(1,158)	909
Discount amortization	–	–
Total	$62,858	$40,063

Full-cost depletion was $63,450 and $38,079 during the years ended March 31, 2013 and 2012.

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

The Company recognized lease operating costs during the fiscal years ended March 31, 2013 and 2012 of $226,242 and $3,523, respectively.

Results of Operations – April 1, 2012 to March 31, 2013

The Company recognized gross revenue from oil and gas operations of $93,100 and net revenues of $88,842 for the fiscal year ended through March 31, 2013.  Revenues were generated by the Sharp Heirs No. 1 well and the Chicas Locas No. 1 well.  Currently, these are our only producing wells.

The Company’s costs and expenses totaled $4,595,674 for the fiscal year ended March 31, 2013, which were comprised of lease operating expenses of $226,242, compensation and related expenses of $3,469,665, office administration of $81,704, professional fees of $298,018, investor relations expenses of $3,940, depreciation, depletion and amortization of $62,858, lease impairment expense of $384,418 and other expenses of $68,829.  In addition, we incurred interest expense of $1,082,760 and recorded a loss on the change in value of a derivative liability $309,866.

Compensation and related expenses increased by $1,309,056 due to share based compensation issued to our CEO, CFO and VP of Operations and professional services firms.  Lease operating expenses increased by $222,719 due to increased costs associated with the North Edna lease.  Office administration increased by $25,247 due to an increase in travel expenses of approximately $21,000.  Professional fees increased by $93,891 primarily due to consulting fees paid to our VP of Operations, who is hired on a contract basis and auditor fee increases.  Investor relations decreased by $136,198 due to lower fees paid to investor relations professionals.  Depreciation and amortization is analyzed above.  Interest expense increased by $7,700 due to the amortization of discount recognized in conjunction with notes payable and amendments to notes payables.  Additionally, the Company recognized a loss on the change in a derivative liability of $309,866.

The Company’s net loss for the fiscal year ended March 31, 2013 was $5,899,458 or $0.53 per share (basic and diluted).

Results of Operations – April 1, 2011 to March 31, 2012

The Company recognized gross revenue from oil and gas operations of $86,303 and net revenues of $79,085 for the fiscal year ended through March 31, 2012.  Revenues were generated by the Sharp Heirs No. 1 well, drilled in September 2011 and completed in November 2011 and the Chicas Locas No. 1 well, re-entered in August 2011 and completed in September 2011.  Currently, these are our only producing wells.

The Company’s costs and expenses totaled $2,604,917 for the fiscal year ended March 31, 2012, which were comprised of lease operating expenses of $3,523, compensation and related expenses of $2,160,609, office administration of $56,457, professional fees of $204,127, investor relations expenses of $140,138, and depreciation, depletion and amortization of $40,063.  In addition, we incurred interest expense of $1,075,060 and loss on extinguishment of debt of $50,518.

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

The Company’s net loss for the fiscal year ended March 31, 2012 was $3,651,410 or $1.07 per share (basic and diluted).

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

As of March 31, 2013, the Company had cash in non-restrictive accounts of $1,113 and negative working capital of $1,625,480.

Net cash used in operating activities was $501,344.

Cash provided by financing activities totaled $738,423.

In May 2012, the Company completed a private placement of its common stock realizing net proceeds of approximately $500,000.  The Company anticipates the need to raise additional capital during the fiscal year ending March 31, 2014 in order to implement its drilling program and meets it overhead needs.

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

Asset Retirement Obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gas gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred. As of March 31, 2013 and 2012, the Company has recorded an asset retirement obligations of $8,507 and $9,665, respectively, which represents the Company’s share of the cost to plug and abandon the two producing wells in which it owns an interest.

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

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile due to unpredictable events such as economic growth or retraction, weather and climate.  Our average monthly crude oil realizations averaged $106.59 per barrel and were as high as $119.87 per barrel and as low as $95.40 per barrel.  We did not recognize any revenues from natural gas during the fiscal years ended March 31, 2012.  We have gas sales in the year ended March 31, 2013.

None of our oil and gas production was subject to financial derivative hedges during the fiscal year ended March 31, 2013 and we do not currently have and financial derivative hedges in place.

Interest Rate Risk

On March 31, 2013 and 2012, the Company’s debt with fixed interest rates represented 100 percent of total debt. As a result, the Company does not currently have any interest rate risk.

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

•
other factors disclosed under Items 1 and 2 — Business and Properties — Estimated Proved Reserves and Future Net Cash Flows, Item 1A — Risk Factors, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A — Quantitative and Qualitative Disclosures About Market Risk and elsewhere in this Form 10-K.

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
Houston, Texas

We have audited the accompanying consolidated balance sheets of Bering Exploration, Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2013 and 2012 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bering Exploration, Inc. and Subsidiaries as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s limited amounts of revenue, recurring losses from operations and negative working capital raise substantial doubt about the Company's ability to continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB and Associates, Ltd, LLP
Houston, Texas

July 11, 2013

ITEM 1.	FINANCIAL STATEMENTS

BERING EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,113	$2,088
Certificate of deposit	25,000	50,000
Accounts receivable, net	16,416	14,376
Prepaid insurance	3,850	-
Total current assets	46,379	66,464
Property and equipment, net	-	566
Oil and gas properties, net of accumulated depletion of $88,140 and $38,988, at March 31, 2013 and 2012, respectively, full cost method
Proved	400,444	342,407
Unproved assets	348,813	591,665
Total assets	$795,636	$1,001,102

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$134,007	$97,737
Accounts payable – related parties	52,808	96,873
Accrued liabilities	340,229	81,199
Note payable	5,820	-
Convertible note payable – related parties, net of discount of $108,370 and $0 at March 31, 2013 and 2012, respectively	121,130	40,700
Convertible notes payable	-	350,000
Derivative liability	1,017,865	-
Total current liabilities	1,671,859	666,509
Asset retirement obligation	8,507	9,665
Total liabilities	1,680,366	676,174

Commitments
Shareholders’ equity (deficit)
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2013 and 2012	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 19,455,923 and 4,465,531 shares issued and outstanding as of March 31, 2013 and 2012, respectively	19,455	4,465
Additional paid-in capital	11,859,619	7,184,809
Accumulated deficit	(12,763,804)	(6,864,346)
Total Shareholders’ equity (deficit)	(884,730)	324,928
Total Liabilities and shareholders’ equity (deficit)	$795,636	$1,001,102

           See accompanying notes to consolidated financial statements

BERING EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2013	2012
Oil and gas revenue	$88,842	$79,085
Total revenues	88,842	79,085
Operating costs and expenses:
Lease operating expenses	226,242	3,523
Compensation and related expenses	3,469,665	2,160,609
Office administration	81,704	56,457
Professional fees	298,018	204,127
Investor relations	3,940	140,138
Depreciation and amortization	62,858	40,063
Lease impairment expense	384,418	–
Other expenses	68,829	–
Total operating costs and expenses	4,595,674	2,604,917
Net loss from operations	(4,506,832)	(2,525,832)

Other income (expense)
Interest expense	(1,082,760)	(1,075,060)
Loss on extinguishment of debt	–	(50,518)
Change in derivative liability	(309,866)	–
Total other income (expense)	(1,392,626)	(1,125,578)
Net loss	$(5,899,458)	$(3,651,410)

Net loss per share:
Basic and diluted	$(0.53)	$(1.07)

Weighted average number of common shares outstanding, basic and diluted	11,185,410	3,421,147

See accompanying notes to consolidated financial statements

BERING EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2011	2,403,276	$2,403	$3,218,841	$(3,212,936)	$8,308
Issuance of common stock for services	211,500	211	384,687	-	384,898
Issuance of options and warrants for services	-	-	1,775,711	-	1,775,711
Discount on convertible debt due to beneficial conversion feature	-	-	716,684	-	716,684
Conversion of notes payable and accrued interest	1,809,255	1,809	868,776	-	870,585
Exercise of stock options	40,000	40	201,210	-	201,250
Stock issued to settle accounts payable	1,500	2	18,900	-	18,902
Net loss	-	-	-	(3,651,410)	(3,651,410)
Balance at March 31, 2012	4,465,531	4,465	7,184,809	(6,864,346)	324,928
Conversion of notes payable	7,155,646	7,156	579,903	-	587,059
Issuance of common stock for services	975,000	975	382,014	-	382,989
Sales of common stock	1,430,295	1,430	499,173	-	500,603
Exercise of stock options	5,429,451	5,429	1,141,597	-	1,147,026
Issuance of stock options	-	-	1,630,253	-	1,630,253
Beneficial conversion feature on debt modification	-	-	441,870	-	441,870
Net loss	-	-	-	(5,899,458)	(5,899,458)
Balance at March 31, 2013	19,455,923	$19,455	$11,859,619	$(12,763,804)	$(884,730)

See accompanying notes to consolidated financial statements

BERING EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,899,458)	$(3,651,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	62,858	40,063
Amortization of debt discount	1,077,226	986,440
Share-based compensation	3,160,268	2,160,609
Lease impairment expense	384,419	-
Loss on extinguishment of debt	-	50,518
Change in derivative liability	309,866	-
Changes in operating assets and liabilities:
Accounts receivable	(2,040)	(14,376)
Prepaid insurance	(3,850)	-
Accounts payable	36,270	50,366
Accounts payable – related parties	(10,565)	58,926
Accrued liabilities	383,662	88,462
Net cash used in operating activities	(501,344)	(230,402)

Cash flows from investing activities:
Certificate of deposit	25,000	-
Purchases of oil and gas properties	(413,054)	(661,091)
Proceeds from sale of investment in Ashland	150,000	-
Net cash used in investing activities	(238,054)	(661,091)

Cash flows from financing activities:
Proceeds from sale of common stock	500,603	-
Proceeds from notes payable – third parties	11,404	-
Repayment of note payable – third party	(5,584)	-
Proceeds from short term debt – related parties	-	53,000
Repayment of short term debt – related parties	-	(45,000)
Proceeds from convertible note payable – related party	304,500	-
Repayment of convertible note payable – related party	(72,500)	(22,602)
Proceeds from convertible notes	-	225,000
Proceeds from exercise of stock options	-	201,250
Net cash provided by financing activities	738,423	411,648

Net change in cash	(975)	(479,845)
Cash - Beginning of Period	2,088	481,933
Cash - End of Period	$1,113	$2,088

Supplemental Disclosures
Interest paid	$–	$20,689
Interest taxes paid	$–	$–
Non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	$458,139	$870,585
Conversion of notes payable and accrued interest to common stock - related party	$128,920	$–
Stock issued to settle accounts payable	$–	$18,902
Debt discount on convertible notes	$441,870	$716,684
Conversion of accounts payable and accrued expenses to convertible note payable	$59,220	$–

See accompanying notes to consolidated financial statements

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Significant Accounting Policies

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

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Asset Retirement Obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gas gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred.  As of March 31, 2013 and 2012, the Company has recorded asset retirement obligations of $8,507 and $9,665, respectively, which represents the Company’s share of the cost to plug and abandon the two producing wells in which it owns an interest.

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

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

The Company’s accounts receivable primarily consist of trade receivables.  Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts.  The allowance for doubtful accounts as of March 31, 2013 and 2012 was $0.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight line method over their estimated useful lives.  As of March 31, 2013, the property and equipment consisted of personal computers with depreciable lives of six years.

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

The Company has not filed tax returns for years ended 2007-2013. As of March 31, 2013, there is approximately $7,150,000 in accumulated losses for tax purposes. When the tax returns are completed, these losses will give rise to deferred tax assets, a significant portion of which are likely to be net operating loss carry forwards. Due to the May 30, 2007 reverse merger, these net operating loss deferred tax assets will be subject to limitations. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Because of these potential limitations and the Company’s history of losses, the Company has not recognized any deferred tax asset and has placed a full valuation allowance on such assets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation--Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values. Share-based payments awarded to non-employees are accounted for in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees.”

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

Derivative Instruments

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, the Company estimates the future volatility of its common stock price based on not only the history of its stock price but also the experience of other entities considered comparable to the Company.

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of March 31, 2013, the Company has accumulated losses of approximately $12,600,000 since inception and has negative working capital of approximately $1,625,000.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3.	Property and Equipment, net

Property and equipment consist of the following at March 31, 2013 and 2012, respectively:

	2013	2012
Computers	$5,145	$5,145
Less: accumulated depreciation	(5,145)	(4,579)
	$–	$566

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Oil and Gas Properties

All of the Company’s oil and gas properties are located in the United States.  The Company’s oil and gas properties consist of the following at March 31, 2013 and 2012:
Proved Properties	Acquisition Costs	Development Costs	Depletion / Impairment	Asset Retirement Costs	Total
Balance at March 31, 2011	$-	$-	$-	$-	$-
Activity - April 1, 2011 to March 31, 2012	-	371,730	(38,988)	9,665	342,407
Balance at March 31, 2012	-	371,730	(38,988)	9,665	342,407
Activity - April 1, 2012 to March 31, 2013	-	249,913	(190,718)	(1,158)	58,037
Balance at March 31, 2013	$-	$621,643	$(229,706)	$8,507	$400,444

Unproved Properties	Acquisition Costs	Development Costs	Impairment of Properties	Asset Retirement Costs	Total
Balance at March 31, 2011	$302,304	$-	$-	$-	$302,304
Activity - April 1, 2011 to March 31, 2012	289,361	-	-	-	289,361
Balance at March 31, 2012	591,665	-	-	-	591,665
Activity - April 1, 2012 to March 31, 2013	-	-	(242,852)	-	(196,473)
Balance at March 31, 2013	$591,665	$-	$(242,852)	$-	$348,813

In May 2012, the Company acquired the N. Edna Property for $200,000 in cash.  The N. Edna Property consists of one shut in well.

In October 2012, the Company sold its interest in the Ashland Project to an unrelated third party in exchange for $150,000.

In March 2013, the Company recorded an impairment of the full value of its Luling lease (unproved properties) for $242,852, and recorded an impairment of its proved properties in the amount of $141,566.

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

Certain officers, directors and consultants, who are also shareholders of the Company, have paid for goods and services, or incurred expenses, for the benefit of the Company.  As of March 31, 2013 and 2012, the amounts owed to these related parties were $52,808 and $96,873, respectively.

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Debt

Debt as of March 31, 2013 and 2012 consists of the following:

	March 31,
Description	2013	2012
Notes payable
In June 2012, the Company financed the unpaid balance of a general liability insurance policy in the amount of $11,404 with a premium finance company. The financing agreement bears annual interest at 8% and is due in April 2013 and calls for monthly principal and interest payments of $1,193.	$5,820	$-

Convertible note payable – related party
On September 30, 2008, the Company entered into a note agreement with J. Leonard Ivins, an Officer of the Company, in the principal amount of $63,302 at an annual interest rate of 10%.  The note was executed in exchange for the cancellation of Mr. Ivins’ employment agreement and all outstanding amounts due to him as of September 30, 2008.  In April 2010, the note was amended and is convertible into the Company’s common stock at the rate of $0.05 per share.  During the year ended December 31, 2013, the Company made a $12,500 cash payment on this note and increased the note balance by $25,720 in connection with compensation due to Mr. Ivins. The note is due upon demand.  In February 2013, Mr. Ivins converted the remaining principal amount of  $53,920 and accrued interest of $25,130 into 1,581,000 common shares.
	$-	$40,700
In August 2012, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $247,500 at an annual interest rate of 10%.  The note is due August 31, 2013.  The note is convertible into the Company’s common stock at the lesser of (i) 50% of the average of the lowest three (3) closing bid prices for the Company’s common stock during the ten (10) trading days prior to the Conversion Date or (ii) $0.05 per share.  The Company recorded a discount of $247,500 related to the derivative liability at inception.  The company recorded amortization of $153,059 and payments of $40,000 related to the discount from inception of the loan through March 31, 2013.  The convertible debt was determined to include an embedded derivative liability. The derivative liability is the conversion feature. At the date of issuance of the convertible debt, the embedded derivative liability was measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company recorded a derivative liability of $707,999 at inception and a net change in fair value of derivatives of $309,866 for the year ended March 31, 2013. The derivative liability was $1,017,865 as of March 31, 2013.
	207,500	-
In December 2012, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $20,000 at an annual interest rate of 10%. The note is convertible at $0.05 per share and is due August 31, 2013. The Company recorded a discount related to the beneficial conversion feature of the note of $20,000.	20,000	-
In January 2013, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $2,000 at an annual interest rate of 10%. The note is convertible at $0.05 per share and is due August 31, 2013. The Company recorded a discount related to the beneficial conversion feature of the note of $2,000.	2,000	-
Less: discounts	(269,500)	-
Add: Amortization of discounts	161,130	-
Total convertible notes payable – related party, net of discounts - Jinsun	121,130	-
Total convertible notes payable – related party, net of discount	$121,130	$40,700

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,
Description	2013	2012
Convertible notes, net of discount
On February 28, 2011, the Company entered into a series of convertible note agreements (the 2011 Convertible Notes) at an annual interest rate of 12% that were convertible into the Company’s common stock at the rate of $0.50 per share.  In May 2012, certain notes issued to third parties totaling $350,000, were modified to reduce the conversion price to $0.09 per common share.  This modification resulted in a beneficial conversion feature (BCF) on the notes amounting to $350,000.  These notes were subsequently assigned to unrelated third parties.  In connection with the assignment, the Company agreed to pay additional consideration of $35,027 to the assignors.  The BCF was recorded as a debt discount and amortized over the term of the notes. In May 2012, notes with a principal balance of $284,359, additional consideration of $35,027, and accrued interest totaling $65,496 were converted to equity and the Company issued 4,206,575 common shares.  In January 2013, $37,691 in principal and $4,225 in interest was converted into 465,732 common shares.  In March 2013, $27,950 in principal and $3,391 in interest was converted into 348,234 common shares.
	$-	$350,000

The Company evaluated the 2011 Convertible Notes as well as the related party convertible note under ASC 470-20, “Debt with Conversion and Other Options”, and determined that the 2011 Convertible Notes contained a beneficial conversion feature with an intrinsic value of $350,000.  This amount was recorded as a discount to the note and is amortized over the term of the notes using the effective interest method.  Amortization expense of $320,274 and $29,726 was recorded in the years ended March 31, 2012 and 2011, respectively.  The Company also analyzed all of the convertible notes for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

Note 7.	Common Stock

Year Ended March 31, 2012

During the year ended March 31, 2012, the Company issued 211,500 shares of its common stock to various consultants for consulting services which vested immediately on the date of grant.  The Company recognized stock-based compensation expense equivalent to the fair market values of these shares (ranging from $0.13 to $1.26 per share) on the respective dates of grant aggregating $384,898.  The Company also issued 30,000 common shares to two consultants in lieu of 15,000 warrants previously issued.  No incremental stock compensation expense was required to be recognized on this exchange.

During September and October 2011, per the respective note holder’s instructions, certain convertible notes payable and related interest totaling $870,585 were converted to 1,809,255 shares of common stock.  The conversion rates ranged from $0.03 to $0.40 per share.

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

Year Ended March 31, 2013

During the year ended, the Company issued 4,760,680 common shares upon the conversion of $434,752 in convertible debt and related interest.  The convertible debt was converted at the term, thus no gain or loss was recorded at conversion.

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended, the Company issued 1,430,295 common shares for cash proceeds of $500,603.

In July 2012, the Company issued 500,000 shares of its common stock to the Company’s operations manager. The fair market value of the shares on the date of issuance was $180,000.

In December 2012, the Company issued a total of 200,000 shares of its common stock to two outside consultants (100,000 each). The total fair market value of the shares on the date of issuance was $96,000.

In January 2013, the Company issued a total of 25,000 shares of its common stock to its outside counsel for legal services.  The fair market value of the shares on the date of issuance was $7,750.

In January 2013, the Company issued a total of 465,732 shares of its common stock upon the conversion of convertible notes payable with a principal value of $37,691 and accrued interest on the date of conversion of $4,225.

In January 2013, the Company issued a total of 250,000 shares of its common stock to an outside consultant as compensation for services rendered.  The total fair market value of the shares on the date of issuance was $69,000.

In February 2013, the Company issued a total of 1,249,999 shares of its common stock to the chief executive of the company upon the exercise of a stock option.

In February 2013, the Company issued a total of 165,517 shares of its common stock to the chief financial officer upon the exercise of a stock option.

In January 2013, the Company issued a total of 1,581,000 shares of its common stock upon the conversion of convertible notes payable with a principal value of $53,920 and accrued interest on the date of conversion of $25,130.

In February 2013, the Company issued a total of 2,123,000 shares of its common stock to the chief executive of the company upon the settlement of accrued compensation.  The total fair market value of the shares on the date of issuance was $193,000.

In February 2013, the Company issued a total of 1,890,935 shares of its common stock to the chief financial officer in settlement for services.  The total fair market value of the shares on the date of issuance was $133,027.

In March 2013, the Company issued a total of 348,234 shares of its common stock upon the conversion of convertible notes payable with a principal value of $27,950 and accrued interest on the date of conversion of $3,391.

Note 8.	Stock Options and Warrants

Stock Option Plans

On May 18, 2010, the Company’s shareholders adopted the 2010 Stock Option Plan (the “2010 Plan”), which allows for the issuance of up to 225,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.

On January 10, 2012, the Company’s shareholders adopted the 2011 Stock Option Plan (the “2011 Plan”), which allows for the issuance of up to 800,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.

On February 28, 2013, the Company’s shareholders adopted the 2013 Stock Option Plan (the “2013 Plan”), which allows for the issuance of up to 4,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.

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

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April and May 2011, the Company repriced 30,000 options that were previously issued to reduce the exercise prices ranging from $0.60 to $1.16.  The options were remeasured at the date of modification and an incremental stock-based compensation expense of $34,969 was recognized.

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

In November 2011, the Company issued to the VP of Operations an option to purchase 500,000 shares of its common stock at $0.10 per share. The option has a term of five years and vested immediately. The option has a fair value of $47,411 and was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rates of 2.21% (2) expected life of 5 years, (3) expected volatility of 171.82% and (4) zero expected dividends.

In December 2011, the Company issued a warrant to purchase 500,000 shares of its common stock at $0.10 per share to the President of the Company. The warrant has a term of five years and vested immediately. The warrant has a fair value of $440,739 which was recorded immediately to expense and was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rates of 0.31% (2) expected life of 2.5 years, (3) expected volatility of 166.75% and (4) zero expected dividends.  In May 2012, the warrant was cancelled effective December 2011 and replaced with an option to purchase 1,300,000 shares of the Company’s common stock at $0.10 per share, effective as of December 2011.  The option has a term of five years and vested immediately.  The option has a fair value of $123,267 which was recorded immediately to expense and was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rates of 2.21% (2) expected life of 5 years, (3) expected volatility of 171.82% and (4) zero expected dividends.

Year Ended March 31, 2013

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

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2012, the Company issued a stock option to its operations manager to purchase 900,000 shares of the Company’s common stock at a price of $0.10 per share, vesting as follows, 50% vested immediately and 50% vests on January 1, 2013, with a five year term.  The fair market value of the option was $449,896 on the date of grant.  The Company expensed $449,896 related to these options during the year ended March 31, 2013.

In January 2013, the Company issued a stock option to the Chief Financial Officer to purchase 700,000 shares of the Company’s common stock at a price of $0.10 per share, vesting on March 1, 2013, with a five year term.  The fair market value of the option was $294,000 on the date of grant, and the Company expensed that amount related to these options in the year ended March 31, 2013.

The following table summarizes stock options issued and outstanding:
	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at March 31, 2011	10,000	$13.60	$150	2.00
Granted	2,330,000	0.14	265,378	1.70
Exercised	(40,000)	5.64	162,497	0.71
Forfeited or cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2012	2,300,000	0.10	218,088	4.00
Granted	3,900,000	0.10	1,682,688	4.34
Exercised	(1,600,000)	0.10	799,814	2.91
Forfeited or cancelled	(3,900,000)	0.10	806,962	4.91
Expired	-	-	-	-
Outstanding at March 31, 2013	700,000	$0.10	$294,000	4.79

The following table summarizes warrants issued and outstanding:
	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at March 31, 2011	15,000	$5.00	$106,500	4.98
Granted	546,000	1.55	774,705	4.42
Exercised	-	-	-	-
Forfeited or cancelled	(515,000)	1.12	(547,239)	2.23
Expired	-	-	-	-
Outstanding at March 31, 2012	46,000	7.50	333,966	4.10
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2013	46,000	$7.50	$333,966	3.10

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During the years ended March 31, 2013 and 2012, the Company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $7.1 million and $4.5 million at March 31, 2013 and 2012, respectively, and will expire beginning in 2028.

The Company is subject to United States income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	2013	2012
Income tax recovery at statutory rate	$890,000	$510,000
Valuation allowance change	(890,000)	(510,000)
Provision for income taxes	$-	$-

At March 31, 2013 and 2012 deferred tax assets consisted of the following:
	2013	2012
Net operating losses	$2,420,000	$1,530,000
Less: valuation allowance	(2,420,000)	(1,530,000)
Net deferred tax asset	$-	$-

Note 10.	Commitments and contingencies

On February 7, 2011, the Company signed a three year exclusive Exploration Agreement (the “Glaux Agreement”) with Glaux Oil & Gas, LLC (“Glaux”) for the development of numerous leads and prospects in approximately 500,000 gross acres in West Texas.  Glaux has identified approximately 25 leads and prospects in the area and will work exclusively with the Company to develop these prospects using Glaux’s access to exploratory leads that were identified using a proprietary aeromagnetic survey and other advanced oil finding technologies such as telluric and seismic.  Subject to the terms of the Glaux Agreement, once each of these prospects is developed, the Company will be able to choose whether or not to lease the mineral rights and proceed to the drilling of the prospect. In conjunction with the Glaux Agreement, the Company will issue to Glaux a warrant to purchase 46,000 (post reverse-split) shares of common stock of the Company at $7.50 per share (post reverse-split), vesting quarterly beginning May 8, 2011, and representing 50% of the quarterly retainer due to Glaux.  The term of the warrant is 5 years.  In July 2011, the Company cancelled the Glaux Agreement.

In May 2011, the Company entered into a lease agreement with an officer of the Company to rent office space.  The Company pays $1,200 per month on a month to month basis.  During the years ended March 31, 2013 and 2012, the Company incurred $13,200 and $13,200, respectively, in rent under this agreement.

On January 1, 2012, the Company entered into an employment agreement (“CEO Agreement”) with the chief executive officer of the Company.  The term of the CEO Agreement is from January 1, 2012 through December 31, 2013 and calls for the CEO to receive a monthly base salary of $13,000.  In February 2013, the CEO Agreement was amended to allow for the payment of compensation and reimbursable expenses of the CEO in the form of the common stock of the Company at a rate of 11 shares of common stock for every dollar of unpaid compensation and reimbursed expenses due to the CEO.

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

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Subsequent Events

Employment agreement

In April 2013, the Company entered into an amended employment agreement with the chief executive officer.

Changes in Board of Directors

In April 2013, the Company announced that Steven Plumb, currently its Chief Financial Officer and Secretary was appointed to its Board of Directors and to serve as its President and Chief Operating Officer.
Common stock

In April 2013, the Company issued 305,000 shares of its common stock to the chief executive officer in exchange for all amounts due him under his employment agreement.

In April 2013, the Company canceled a stock option agreement with the chief financial officer and issued a new option agreement for 700,000 shares.

In April 2013, the Company issued a total of 395,652 shares of its common stock to the chief financial officer.  The total fair market value of the shares on the date of issuance was $91,000.

In April 2013, the Company issued a total of 300,000 shares of its common stock to an outside consultant.  The total fair market value of the shares on the date of issuance was $69,000.

On June 30, 2013, the Company issued 900,000 and 1,200,000 shares of Company common stock to the chief executive officer and the chief financial officer, respectively, as bonuses.  The stock was issued under the Company’s 2013 Stock Option Plan.  The fair market value of the stock on the date of grant was $171,000 and $228,000, respectively.

Letter of Intent

In June 2013, the Company entered into a letter of intent (LOI) for an 80% Working Interest in the Helen Gohlke Prospect ("Prospect") with Reco Oil, Inc. ("Reco").  Reco will be named as operator of all wells to be drilled upon the Prospect.  In addition, Reco will pay 80% of all drilling, logging, evaluation and associated costs in an initial well to be drilled at a location of Reco's choice upon the Oil, Gas & Mineral Leases, which the Prospect.  The LOI must be acted upon by August 16, 2013.  If the LOI is not executed by all parties by that date it becomes null and void, unless both parties agree, in writing, otherwise.

Note 12.	Supplemental Oil and Gas Disclosures (Unaudited)

Oil and Gas Operations

The following table sets forth revenue and direct cost information relating to the Company’s oil and gas exploration and production activities. Bering has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

	Year ended March 31,
	2013	2012
Oil and gas production revenues, gross	$76,741	$86,303
Operating costs:
Depletion	63,450	38,988
Asset retirement obligation accretion	1,788	909
Lease operating expenses	226,242	3,523
Production taxes	4,258	7,218
Income tax (1)	(74,459)	12,126
Total operating costs	221,279	62,764
Results of operations	$(144,538)	$23,539

Amortization rate per boe	$7.02	$52.08

(1)
This amount only reflects income taxes directly related to oil and gas producing properties.  The Company has a net operating loss carryforward sufficient to offset any actual income taxes and accordingly does not agree with the amount of income taxes disclosed in Note 9 – Income Taxes.

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs Incurred in Oil and Gas Property Acquisitions, Exploration, and Development Activities

	March 31,
	2013	2012
Acquisitions:
Proved	$200,815	$-
Unproved	268,072	311,696
Exploration	235,236	92,730
Development	260,393	266,330
Cost incurred	$964,516	$670,756

Includes capitalized asset retirement costs as follows:
Asset retirement costs	$8,507	$9,995

Capitalized Costs

The following table sets forth the total capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company’s oil and gas production, exploration and development activities:

	March 31,
	2013	2012
Proved properties	$488,584	$381,395
Unproved properties	365,192	591,665
	883,776	973,060
Accumulated D&A	(140,519)	(38,988)
Cost incurred	$749,257	$934,072

Costs Not Being Amortized

The following table sets forth a summary of oil and gas property costs not being amortized at March 31, 2013, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within two to three years.

	March 31,
	2013	2012
Property acquisition costs	$395,192	$591,665
Exploration and development	-	-
Total	$395,192	$591,665

Proved Undeveloped Reserves

The Company’s has no proved undeveloped reserves as of March 31, 2013.

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

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bering’s independent reservoir engineer, Gregory K. Graves, of the firm DeGolyer and MacNaughton, is the person primarily responsible for preparing our reserve estimates.  Mr. Graves is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering. He has over 28 years of industry experience in reservoir engineering. He is a member of the Society of Petroleum Engineers and is a Registered Professional Engineer in the state of Texas.

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

	March 31, 2013
	Oil and Condensate (Mbbl)	Natural Gas (MMcf)
Proved producing	1	8
Proved non-producing	3	164
Total proved	4	172

Approximately 95 percent of our March 31, 2013 estimated proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves are considered to be a lower tier of reserves than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in this Note 12, under “Future Net Cash Flows.”

Future Net Cash Flows

Future cash inflows as March 31, 2013 were calculated using an average of oil and gas prices in effect on the first day of each month in fiscal ending March 31, 2013, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

March 31, 2013
Cash inflows	$822,707
Production costs	(59,554)
Development costs	(60,000)
Operating expenses	(299,999)
Net cash flows	403,154
10 percent discount rate	(114,793)
Discounted future net cash flows	$288,361

The following table sets forth the principal sources of change in the discounted future net cash flows:

March 31, 2013
Sales, net of production costs	$88,842
Net change in prices and production costs	-
Discoveries and improved recovery, net of related costs	-
Change in future development costs	-
Revision of quantities	88,040
Purchases of minerals in-place	201,627
Accretion of discount	-
Change in income taxes	36,468
Sales of properties	(126,616)
Change in production rates and other	-
$288,361

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of March 31, 2013, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2013. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III - OTHER INFORMATION

ITEM 10.                        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s executive officers and directors are as follows:

Name	Age	Position
J. Leonard Ivins	73	Chairman of the Board and Director, Chief Executive Officer
Steven M. Plumb, CPA	53	Chief Financial Officer, Chief Operating Officer, President and Secretary

J. Leonard Ivins.
Mr. Ivins has served as the Company’s Chairman of the Board of Directors since March 2012.  Mr. Ivins was appointed Chief Executive Officer and President of the Company in July 2012, upon the resignation of Mr. Huttner (see below).  He relinquished the duties as President of the Company in April 2013, up on the appointment of Mr. Plumb (see below).  He previously served as the Company’s Chief Executive Officer and a director from May 2007 to March 2012.  He has also served as the Chief Executive Officer for the Company’s wholly-owned subsidiary from December 2007 to March 2012.  Since 1995, he has been a private investor.  Previously, Mr. Ivins was a founder and co-owner of a privately held company that was an FDIC and RTC contractor.  From 1979 to 1981, Mr. Ivins was a turnaround and workout consultant to small, publicly held oil and gas companies.  From 1970 to 1975, Mr. Ivins was president of The Woodlands Development Corporation and a director of Mitchell Energy and Development Corp.

Steven M. Plumb,CPA.
Steven M. Plumb, CPA is a financial manager and senior executive experienced in operations, finance and marketing.  He has Big 4 CPA experience, a background in IT, biotech, oil and gas, medical and utility companies. Mr. Plumb was appointed the Chief Financial Officer of the Company in July 2011.  In March 2012, Mr. Plumb was appointed the Secretary of the Company.  In April 2013, Mr. Plumb was appointed to the board of directors as well as President and Chief Operating Officer.  From September 2010 to June 2011, Mr. Plumb served as the Chief Financial Officer of Galaxy Media & Marketing Corp (Galaxy) and from January 2011 to June 2011 he also served as a member of the board of directors and chair of the board of directors of Galaxy.  From September 2009 to April 2012, Mr. Plumb served as the Chief Financial Officer of ADB International Group, Inc. (ADBI.PK) and from June 2010 to April 2012, he also served on the board of directors of ADBI.  From March 2008 to October 2009, Mr. Plumb served as the Chief Financial Officer of Oncolin Therapeutics, Inc. (OCOL.OB) and Striker Oil & Gas, Inc. (SOIS.OB).  Mr. Plumb served as the Chief Financial Officer of HoustonPharma, Inc. from September 2006 to July 2008.  Mr. Plumb served as the Chief Financial Officer of Hyperdynamics Corp. (AMEX.HDY) November 2005 to June 2008 and as the Chief Financial Officer of ADVENTRX Pharmaceuticals, Inc. (AMEX:ANX) from January 2003 to December 2004.   Since 2001, he has served as the owner and president of Clear Financial Solutions, Inc., a consulting firm that provides interim CFO services to small public companies.  In this capacity he has prepared SEC filings, managed investor relations, raised capital, conducted mergers and acquisition activities, developed successful offering memorandum, registration statements and investor presentations.  Mr. Plumb has a Bachelor of Business Administration degree from the University of Texas at Austin, Austin, Texas.

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

ITEM 11.                         Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Frederick Huttner, Jr. Chief Executive Officer	2012	-	-	-	$440,739	$440,739

J. Leonard Ivins Chief Executive Officer	2013	156,000	-	662,604	-	818,604
	2012	-	-	-	-	-
	2011	-	40,000	-	-	40,000
	2010	-	6,400	-	-	6,400

Steven M. Plumb, CPA (1)	2013	175,000	-	924,119	-	1,099,119
	2012	60,000	-	-	-	60,000
	2011	10,000	-	-	-	10,000

(1)  The Company has retained Clear Financial Solutions, Inc., a consulting firm owned by Mr. Plumb, to provide interim chief financial officer services at the rate of $2,500 per month.  Mr. Plumb's services were retained in December 2010.  In July 2011, Mr. Plumb’s monthly compensation was increased to $5,000 per month.  In February 2013, Mr. Plumb’s monthly compensation was increased to $10,000 per month, effective April 28, 2013.  As a result, in the year ended March 31, 2013, additional compensation of $110,000 due to Mr. Plumb was accrued.  In April 2013, Mr. Plumb’s monthly compensation was increased to $12,750 per month.

Outstanding Equity Awards at Fiscal Year End Table

The table below sets forth information with respect to our named executive officers regarding the value of equity compensation as of March 31, 2013.
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
J. Leonard Ivins	-0-	-0-	-0-	-0-	n/a
Steven M. Plumb	700,000	700,000	-0-	$0.10	2018

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

DIRECTOR AND EXECUTIVE COMPENSATION

During the fiscal year ended March 31, 2013, no directors received any compensation for serving as a director.  In May 2012, the Board approved compensation as follows:  Mr. Huttner will receive $25,000 annually for serving on the board of directors and $25,000 annually for serving on committees of the board of directors.  Mr. Huttner resigned from the board of directors in July 2012.  Mr. Ivins will receive $25,000 annually for serving on the board of directors and $25,000 annually for serving on committees of the board of directors.  The fees may be paid in cash or equity of an equivalent value, at the discretion of the director.  In April 2013, Mr. Plumb was appointed to the board of directors and to serve as the Company's President and Chief Operating Officer, in addition to his current duties as Chief Financial Officer and Secretary.  At that time, his compensation increased from $5,000 to $12,750 per month.

ITEM 12.                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2013, the number and percentage of outstanding shares of Company common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the current named executive officers as defined in Item 402 of Regulation S-K; and (d) 2 current directors and executive officers, as a group.  As of March 31, 2013, there were 19,455,923 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of
	Owned	Class (2)
J. Leonard Ivins (5)	5,102,426	25.3%
Kevan Casey (3)	1,347,993	6.7%
Steven M. Plumb, CFO (4)	2,173,516	10.8%
Officers and Directors:
J. Leonard Ivins, Chairman of Board, Director (5)	5,102,426	25.3%
Steven M. Plumb, CFO (4)	2,173,516	10.8%
Total of all Officers and Directors	7,275,942	36.1%

(1)	Unless otherwise indicated, the mailing address of the beneficial owner is Bering Exploration, Inc., 710 N. Post Oak Road, Suite 410, Houston, Texas 77024.
(2)
The percentage of beneficial ownership of Common Stock is based on 20,155,923 shares of Common Stock outstanding as of March 31, 2013 and excludes all shares of Common Stock issuable upon the exercise of outstanding options, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of May 30, 2013.

(3)
The business address of Kevan Casey is PO Box 27949, Houston, Texas 77227-7949.  Mr. Casey owns 3,374 shares directly and the following shares indirectly: 114,000 shares are held by Silver Star Holdings, Ltd., of which Mr. Casey is the managing partner, 117,079 shares are held by KM Casey No 1, Ltd, of which Mr. Casey is the managing partner, and 1,113,540 shares are held by Jinsun, LLC, of which Mr. Casey is the sole member.

(4)
VASHB Group, LLC, a limited liability company of which Steven M. Plumb owns a 100% interest, owns 117,064 shares.  Mr. Plumb directly owns 2,056,452 shares of the Company’s common stock.  Also, Mr. Plumb has 700,000 outstanding options, which are exercisable with 60 days of May 30, 2013.

(5)	J. Leonard Ivins directly owns 5,102,426 shares of the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for professional services rendered by LBB and Associates, Ltd., LLP and MaloneBailey, LLP for the audits of our annual financial statements and review of financial statements included in our Forms 10-Q for fiscal years 2013 and 2012 are set forth in the table below.

	2013	2012
LBB and Associates Ltd., LLP	$54,926	$-
MaloneBailey, LLP	$1,250	$10,950
	$56,176	$10,950

Audit-Related Fees.

During the fiscal years ended March 31, 2013 and 2012, no assurance or related services were performed by LBB and Associates Ltd., LLP that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.

During the fiscal year ended March 31, 2013 and 2012, no fees were billed by LBB and Associates Ltd., LLP for tax compliance, tax advice or tax planning services.

All Other Fees.

During the fiscal years ended March 31, 2013 and 2012, no fees were billed by LBB and Associates Ltd., LLP other than the fees set forth under the caption “Audit Fees” above.

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

By: /s/ J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer,
Chairman of the Board of Directors and Director
Date:  July 15, 2013

By: /s/ Steven M. Plumb
Steven M. Plumb, President, Chief Financial Officer and Director
Date: July 15, 2013