Form 10-Q
period 2013-06-30
Bering Exploration, Inc.
filed 2013-08-19
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 19, 2013 there were outstanding 22,664,575 shares of common stock, $0.001 par value per share.

BERING EXPLORATION, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
June 30, 2013

Part II	Other Information

	Item 1.	Legal Proceedings	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

	Item 3.	Defaults Upon Senior Securities	13

	Item 4.	Mine Safety Disclosure	13

	Item 5.	Other Information	13

	Item 6.	Exhibits	13

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
BERING EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,918	$1,113
Certificate of deposit	25,000	25,000
Accounts receivable, net	39,742	16,416
Prepaid insurance	-	3,850
Total current assets	78,660	46,379
Oil and gas properties, net of accumulated depletion of $246,206 and $229,706, at June 30, 2013 and March 31, 2013, respectively, full cost method
Proved	383,944	400,444
Unproved	348,813	348,813
Total assets	$811,417	$795,636

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$105,202	$134,007
Accounts payable – related parties	103,058	52,808
Accrued liabilities	217,773	340,229
Note payable	5,820	5,820
Convertible note payable – related parties, net of discount of $131,799 and $108,370 at June 30, 2013 and March 31, 2013, respectively	190,701	121,130
Derivative liability	766,416	1,017,865
Total current liabilities	1,388,970	1,671,859
Asset retirement obligation	8,507	8,507
Total liabilities	1,397,477	1,680,366

Commitments
Shareholders’ deficit
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2013 and March 31, 2013	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 22,989,575 and 19,455,923 shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	22,989	19,455
Additional paid-in capital	12,448,651	11,859,619
Accumulated deficit	(13,057,700)	(12,763,804)
Total shareholders’ deficit	(586,060)	(884,730)
Total liabilities and shareholders’ deficit	$811,417	$795,636

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended June 30,
	2013	2012
Oil and gas revenue	$25,802	$24,077
Total revenues	25,802	24,077
Operating costs and expenses:
Lease operating expenses	45,603	35,534
Compensation and related expenses	378,566	169,218
Office administration	19,738	32,601
Professional fees	23,319	127,064
Investor relations	1,077	–
Depletion, depreciation and amortization	16,500	16,495
Other expenses	7,428	–
Total operating costs and expenses	492,231	380,912
Net loss from operations	(466,429)	(356,835)

Other income (expense)
Interest expense	(78,916)	(432,472)
Change in derivative liability	251,449	–
Total other income (expense)	172,533	(432,472)
Net loss	$(293,896)	$(789,307)

Net loss per share:
Basic and diluted	$(0.01)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	20,472,054	7,422,372

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(293,896)	$(789,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	16,500	16,495
Amortization of debt discount and noncash interest expense	69,571	422,155
Share-based compensation	378,566	169,218
Change in derivative liability	(251,449)	-
Changes in operating assets and liabilities:
Accounts receivable	(23,327)	(18,487)
Prepaid insurance	3,850	(15,399)
Accounts payable	92,195	8,537
Accounts payable – related parties	50,250	-
Accrued liabilities	(122,455)	10,318
Net cash used in operating activities	(80,195)	(196,470)

Cash flows from investing activities:
Purchases of oil and gas properties	-	(307,168)
Net cash used in investing activities	-	(307,168)

Cash flows from financing activities:
Proceeds from sale of common stock	-	500,603
Proceeds from notes payable – third parties	-	11,404
Proceeds from convertible note payable – related party	93,000	35,000
Repayment of convertible note payable – related party	-	(32,500)
Net cash provided by financing activities	93,000	514,507

Net change in cash	12,805	10,869
Cash - beginning of period	1,113	52,088
Cash - end of period	$13,918	$62,957

Supplemental Disclosures
Interest paid	$–	$–
Interest taxes paid	$–	$–
Non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	$–	$384,883
Conversion of notes payable and accrued interest to common stock - related party	$–	$49,869
Stock issued to settle accounts payable, bonuses and services	$121,000	$–
Debt discount on convertible notes	$–	$350,000
Debt discount on convertible notes – related party	$93,000	$70,570
Conversion of accounts payable and accrued expenses to convertible note payable	$–	$33,500

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Bering Exploration, Inc. (the "Company" or "Bering") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These consolidated financial statements should be read in conjunction with the audited financial statements and notes, which are included as part of the Company's Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 16, 2012.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the consolidated financial statements which substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year ended March 31, 2013 as reported in the 10-K have been omitted.

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
JUNE 30, 2013

Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.

Note 2.  Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of June 30, 2013, the Company has accumulated losses of approximately $13,057,000 since inception and has negative working capital of approximately $1,310,000.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Related Party Transactions

In April 2013, the Company issued 305,000 shares of its common stock to the chief executive officer in lieu of paying him cash compensation and for unpaid expense reimbursements. The fair market value of the shares on the date of issuance was $61,000.

In April 2013, the Company cancelled a previously issued stock option to its chief financial officer and issued a new option to purchase 700,000 shares of the Company's common stock at a price of $0.10 per share, vesting immediately, with a five year term.

In April 2013, a shareholder advanced the Company $75,000 in exchange for a convertible note payable due September 30, 2013, bearing interest at 10% per annum and convertible into shares of the Company’s common stock at $0.05 per share.

In June 2013, the Company issued 900,000 shares of its common stock to the chief executive officer in lieu of paying him a cash bonus. The fair market value of the shares on the date of issuance was $45,000.

In June 2013, the Company issued 1,200,000 shares of its common stock to the chief financial officer for duties performed for the Company related the Company’s recent workover, farm-out and related oil and gas projects which were not contemplated in his employment contract. The fair market value of the shares on the date of issuance was $60,000.

In June 2013, a shareholder advanced the Company $18,000 in exchange for a convertible note payable due December 31, 2013, bearing interest at 10% per annum and convertible into shares of the Company's common stock at $0.05 per share.

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Note 4.  Debt

Debt as of June 30, 2013 and March 31, 2013 consists of the following:
Description	June 30, 2013	March 31, 2013
Notes payable
In June 2012, the Company financed the unpaid balance of a general liability insurance policy in the amount of $11,404 with a premium finance company. The financing agreement bears annual interest at 8% and is due in April 2013 and calls for monthly principal and interest payments of $1,193. The note is currently in default.	$5,820	$5,820

Convertible note payable – related party
In August 2012, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $247,500 at an annual interest rate of 10%.  The note is due August 31, 2013.  The note is convertible into the Company’s common stock at the lesser of (i) 50% of the average of the lowest three (3) closing bid prices for the Company’s common stock during the ten (10) trading days prior to the Conversion Date or (ii) $0.05 per share.  The Company recorded a discount of $247,500 related to the derivative liability at inception.  The company recorded amortization of $194,309 and payments of $40,000 related to the discount from inception of the loan through June 30, 2013.
	$207,500	$207,500
In December 2012, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $20,000 at an annual interest rate of 10%. The note is convertible at $0.05 per share and is due August 31, 2013. The Company recorded a discount related to the beneficial conversion feature of the note of $20,000.	20,000	20,000
In January 2013, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $2,000 at an annual interest rate of 10%. The note is convertible at $0.05 per share and is due August 31, 2013. The Company recorded a discount related to the beneficial conversion feature of the note of $2,000.	2,000	2,000
In April 2013, the Company entered into a convertible note agreement with Pass the Biscuits, LLC, in the principal amount of $75,000 at an annual interest rate of 10%. The note is convertible at $0.05 per share and is due September 30, 2013. The Company recorded a discount related to the beneficial conversion feature of the note of $75,000.	75,000	-
In June 2013, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $18,000 at an annual interest rate of 10%. The note is convertible at $0.05 per share and is due December 31, 2013. The Company recorded a discount related to the beneficial conversion feature of the note of $18,000.	18,000	-
Less: discounts	(362,500)	(269,500)
Add: Amortization of discounts	230,701	161,130
Total convertible notes payable – related party, net of discounts - Jinsun	190,701	121,130
Total convertible notes payable – related party, net of discount	$190,701	$121,130

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Note 5.  Common Stock

In April 2013, the Company issued 305,000 shares of its common stock to the chief executive officer in lieu of paying him cash compensation and for unpaid expense reimbursements. The fair market value of the shares on the date of issuance was $61,000.

In April 2013, the Company issued 395,652 shares of its common stock to the chief financial officer upon the cashless exercise of a stock option.

In April 2013, the Company issued 300,000 shares of its common stock to an outside consultant.  The total fair market value of the shares on the date of issuance was $69,000.

In May 2013, the Company issued a stock option to an outside consultant to purchase 400,000 shares of the Company’s common stock at a price of $0.04 per share, vesting immediately and exercisable over a three year term, as compensation for management consulting services. The fair market value of the option on the date of grant was $79,966 which was calculated using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 0.19%, (2) expected life of three years, (3) expected volatility of 381% and (4) zero expected dividends.  The options were exercised in May 2013.

In May 2013, the Company issued 33,000 shares of its common stock to an outside consultant in lieu of paying him cash compensation for accounting services. The fair market value of the shares on the date of issuance was $6,600.

In June 2013, the Company issued 900,000 shares of its common stock to the chief executive officer in lieu of paying him a cash bonus. The fair market value of the shares on the date of issuance was $45,000.

In June 2013, the Company issued 1,200,000 shares of its common stock to the chief financial officer for duties performed for the Company related the Company’s recent workover, farm-out and related oil and gas projects which were not contemplated in his employment contract. The fair market value of the shares on the date of issuance was $60,000.

In July 2013, under a settlement agreement, the Company entered into an agreement with its former production manager and his company whereby it will issue 150,000 shares of the Company’s common stock and a warrant to purchase 900,000 shares of the Company’s common stock and deliver a previously issued stock certificate for 500,000 shares on the Company’s restricted common stock (see Note 8 – Subsequent Events).

Note 6. Stock Options and Warrants

In April 2012, the Company issued a stock option to its chief financial officer to purchase 700,000 shares of the Company’s common stock at a price of $0.10 per share, vesting immediately, with a five year term. The fair market value of the option on the date of grant was $154,000, and the Company expensed that amount related to these options in the year ended March 31, 2013.  In April 2013, the stock option was cancelled and a new option was issued to the 700,000 shares of the Company’s stock at a price of $0.10 per share, vesting immediately, with a five year term.  The fair market value of the option was $161,000 on the date of grant, and the Company expensed the incremental increase in the period ended June 30, 2013.  The option was valued using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 0.36%, (2) expected life of five years, (3) expected volatility of 400% and (4) zero expected dividends. The options were exercised in April 2013.

In July 2013, under a settlement agreement, the Company entered into an agreement with its former production manager and his company whereby it will issue 150,000 shares of the Company’s common stock and a warrant to purchase 900,000 shares of the Company’s common stock and deliver a previously issued stock certificate for 500,000 shares on the Company’s restricted common stock (see Note 8 – Subsequent Events).

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following table summarizes stock options issued and outstanding:
	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at March 31, 2013	700,000	0.10	294,000	4.79
Granted	1,100,000	0.08	191,000	4.79
Exercised	(1,100,000)	0.08	(191,000)	4.79
Forfeited or cancelled	(700,000)	0.10	(249,000)	4.66
Expired	-	-	-	-
Outstanding at June 30, 2013	-	$-	$-	-

As of June 30, 2013, no options are exercisable.

The following table summarizes warrants issued and outstanding:
	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at March 31, 2013	46,000	$7.50	$333,966	3.10
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2013	46,000	$7.50	$333,966	2.85

As of June 30, 2013, warrants to purchase 46,000 shares of common stock are exercisable.

Note 8.  Subsequent Events

Settlement Agreement

On July 18, 2013, the Company entered into an agreement with its former production manager, Jerry Walters, and his company, Wildcat Operations, LLC, whereby it will issue 150,000 shares of the Company’s common stock and a warrant to purchase 900,000 shares of the Company’s common stock at a price of $0.10 per share with a three-year term and deliver a previously issued stock certificate for 500,000 shares on the Company’s restricted common stock to Mr. Walters to release all parties from any future liability.

Common Stock

In July 2013, the Company issued 25,000 shares of its common stock to an outside consultant in lieu of paying him cash compensation for accounting services.  The fair market value of the shares on the date of issuance was $3,000.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of June 30, 2013 and 2012, and its results of operations for the three months ended June 30, 2013 and 2012, should be read in conjunction with the audited consolidated financial statements and notes included in Bering Exploration Inc.’s Form 10-K for the year ended March 31, 2013, filed with the Securities and Exchange Commission.

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

Chicas Locas Field,
Victoria County, Texas

In June 2011, the Company entered into a joint development agreement to co-develop an approximately ~~6~~40 acre tract in Victory County, Texas.  The Company will retain a 50% working interest in this prospect.  Our net revenue interest in this field is 75%. In August 2011, the first well developed in this area began producing oil.  The well is currently producing 4 bbl of oil per day. The operator of the well has determined that the well is producing more natural gas than oil and installed a gas pipeline to connect the well to a commercial pipeline. In April 2012, the pipeline was completed and we began producing natural gas accordingly.  Our share of net production on this well was $23,327 during the fiscal period ended June 30, 2013.

Singer Prospect,
Beauregard Parish, Louisiana

In August and October 2011, the Company leased the mineral rights on 320 gross acres in Singer, Louisiana.  Initial geological assessment reveals four sands in zones from 9,600’ to 10,600’ with four potential drilling locations.  Bering retains a 90% working interest in the prospect and a 75% net revenue interest.

Ashland Prospect,
Concordia Parish, Louisiana

In July 2011, the Company purchased a 10% working interest in the Ashland prospect in Concordia Parish, Louisiana.  Our net revenue interest in this well is 7.5%.  The prospect contains 1,200 acres.  Preliminary geological analysis reveals two sands between 6,900’ and 7,100’.  In September 2011, the Sharp Heirs A No. 1 (A-1) well was successfully drilled on the prospect.  The well was completed in November 2011 and is producing approximately 26 gross barrels of oil per day.  In November 2011, a second well was drilled on this prospect. It was not commercially viable and was converted into a salt water disposal well.  This well will be used to off load water produced in the first well and allow for production to increase on the first well.  This work was completed and permitted in July 2012.  A third well was drilled in May 2012 and is in the process of being completed.  In October 2012, the Company assigned its interest in the Ashland Project to an unrelated third party in exchange for $150,000.

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

Comparison of Three Months Ended June 30, 2013 and 2012

The Company had revenue of $25,802 for the three months ended June 30, 2013 and $24,077 in revenue for the three months ended June 30, 2012.  The increase in revenues was due to continuing in production of two wells completed in the calendar quarter ending December 31, 2011.

The Company’s expenses increased from $380,912 for three months ended June 30, 2012 to $492,231 for three months ended June 30, 2013.  The increase of $111,319 was primarily due to the following: a decrease professional fees of $103,745, office administration costs of $12,863, offset by increases in compensation expense of $209,348 and oil and gas operating expenses of $10,069.

In addition, interest expense decreased $353,556, from $432,472 during the three months ended June 30, 2012 to $78,916 during the three months ended June 30, 2013, primarily due to lower debt levels during the current quarter.  During the three months ended June 30, 2013, the Company recorded a change in derivative liability of $251,449.  The Company did not have any derivative liabilities as of June 30, 2012.

As a result of the foregoing, the Company’s net loss for the three months ended June 30, 2013 and 2012 was $293,896 and $789,307, respectively.

Liquidity and Capital Resources

As of June 30, 2013, the Company had $13,918 in cash and negative working capital of $1,310,310.  Additional capital will be necessary to fund ongoing operating costs and planned drilling programs over the next twelve months.

Net cash used in operating activities for the three months ended June 30, 2013 and 2012 was $80,195 and $196,470, respectively.

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

ITEM 4.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2013 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process.

(b)     Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

Not applicable

ITEM 1A.   RISK FACTORS

Not applicable

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.     OTHER INFORMATION

None

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
Date: August 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Leonard Ivins	Chief Executive Officer and	August 19, 2013
J. Leonard Ivins	Chairman of the Board

/s/Steven M. Plumb	Principal Financial and	August 19, 2013
Steven M. Plumb	Accounting Officer