Form 10-K/A
period 2013-03-31
Bering Exploration, Inc.
filed 2013-09-30
CIK 1229089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K/A

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

BERING EXPLORATION, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K/A
March 31, 2013

EXPLANATORY NOTE

Bering Exploration,  Inc., (the "Company"),  is filing this Amendment to its Annual  Report on Form 10-K for the year ended March 31, 2013 filed with the Securities and Exchange Commission on July 14, 2013, for the sole purposes of amending the following:

•	Item 1 information regarding the Company’s Properties was moved to Item 2.
•	Item 2 was added in order to break out the Company’s Properties and to include information for prior periods.
•	Item 5 was modified to include Equity Compensation Plan Information and Securities Issuances information.
•	Item 9A was modified to make it clear that the Company has no independent members on its audit committee.
•	Item 10:
o	In the Compliance with Section 16(a) of the Exchange Act section, language regarding the timely filing of Section 16(a) reports was added.
o
Independence of Directors and Board Committees section was modified to remove language referring to a director who resigned during the reporting period and add language regarding the lack of independence of current board members.

o	Audit Committee section was clarified to state that there are no independent directors.
o	Code of Ethics section was modified to reflect the correct zip code for addressing correspondence to the Company.
•
Item 11, Director and Executive Compensation section was updated to include a narrative description of certain compensation included in the summary compensation table and to ensure that language regarding director compensation was consistent with Company policy.

•	Item 13 was updated to state that no related party transactions with a value in excess of $120,000 were entered into during the reporting period and that none of our directors are independent.
•
Item 14, Pre-Approval Policies and Procedures of the Audit Committee section, was modified to include language describing the Audit Committee process for the appointment of the Company’s independent auditors.

•	Item 15 was amended to include the reserve report prepared by DeGolyer and MacNaughton as an exhibit.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

On December 15, 2009, the U.S. Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, or CO2, methane, and other greenhouse gases, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes.  These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the Federal Clean Air Act.  The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources.  In addition, in April 2010, the EPA proposed to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities.  If the proposed rule is finalized as proposed, reporting of GHG emissions from such facilities would be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

The Eagle Ford Shale is a shale rock formation located in multiple counties in South Texas. It underlies the Austin Chalk and the Edwards limestone formation is just below it. It is considered by geologists to be the source rock~~”~~, or the original source of hydrocarbons (oil and gas) that are now found in the Austin Chalk above it.

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

All of our properties are located in the United States. The following table shows the results of the oil and gas wells drilled and completed during the years ended March 31, 2011, 2012 and 2013:

	Net Exploratory			Net Development			Total Net Wells
	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total
2011	-	-	-	-	-	-	-	-	-
2012	-	-	-	2	1	3	2	1	3
2013	-	-	-	1	-	1	1	-	1

Productive Oil and Gas Wells

The number of productive non-operated oil and gas wells in which we had an interest as of March 31, 2013, is set forth below:

	Gas		Oil		Total
	Gross	Net	Gross	Net	Gross	Net
United States	1	0.500	0	0.000	1	0.500

Production, Pricing and Lease Operating Cost Data

The following table describes, as of the years ending March 31, 2011, 2012 and 2013, oil, natural gas liquids (NGLs) and gas production, average lease operating expenses per boe (including transportation costs but excluding severance and other taxes) and average sales prices for our operations:

	Production			Average Lease Operating Cost per	Average Sales Price
	Oil	NGLs	Gas	Boe	Oil	NGLs	Gas
	(bbls)	(bbls)	(Mcf)		(Per bbl)	(Per bbl)	(Per Mcf)
2011	-	-	-	$-	$-	$-	$-
2012	766	-	-	$4.60	$103.21	$-	$-
2013	9,073	-	-	$25.02	$106.59	$-	$-

Gross and Net Undeveloped and Developed Acreage

The following table sets out our gross and net acreage position:

	Undeveloped Acreage		Developed Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres
United States	592	448	1,840	410

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

Estimated Proved Reserves and Future Net Cash Flows

In January 2009 the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (Release 33-8995), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the option to disclose probable and possible reserves, revised definitions for proved reserves, additional disclosures with respect to undeveloped reserves, and other new or revised definitions and disclosures. In January 2010 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-03 ,  “Oil and Gas Reserve Estimation and Disclosures” (ASU 2010-03), which amends Accounting Standards Codification (ASC) Topic 932, “Extractive Industries — Oil and Gas” to align the guidance with the changes made by the SEC. The Company adopted Release 33-8995 and the amendments to ASC Topic 932 resulting from ASU 2010-03 (collectively, the Modernization Rules) effective July 2010, when the Company began acquiring oil and gas properties.

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

	Oil	Gas	Total
	(Mbbl)	(MMcf)	(Mboe)
Proved Developed	4	172	33
Proved Undeveloped	0	0	0
Total Proved	4	172	33

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

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION.

2011 Stock Option Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	550,000	$0.10	250,000
Equity compensation plans not approved by security holders	5,723,000	$0.10	-
Total	6,273,000	$0.10	250,000

SECURITIES ISSUANCES.

During the year covered by this Report, we effected the following transactions in reliance upon exemptions from registration under the Securities Act as amended. Unless stated otherwise: (i) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (iii) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the below transactions involved a public offering, and unless otherwise noted below, we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC.

In April and May 2011, the Company issued 211,500 shares of its $0.001 par value common stock to various consultants for consulting services valued at $384,898.

In September 2011, the Company issued 30,000 of its $0.001 par value common shares to two consultants in lieu of 15,000 warrants previously issued.

During September and October 2011, per the respective note holder’s instructions, certain convertible notes payable and related interest totaling $870,585 were converted into 1,809,255 shares the Company’s $0.001 par value common stock.  The conversion rates ranged from $0.03 to $0.40 per share.

During April 2011, the Company issued 1,500 shares of its $0.001 par value common stock to a law firm as settlement for a past due accounts payable balance of $18,902.

Year Ended March 31, 2013

In May 2012, the Company issued 4,760,680 of its $0.001 par value common stock upon the conversion of $434,752 in convertible debt and related interest.

In May 2012, the Company issued 1,430,295 of its $0.001par value common shares for cash proceeds of $500,603.

In July 2012, the Company issued 500,000 shares of its $0.001 par value common stock to the Company’s operations manager. The fair market value of the shares on the date of issuance was $180,000.

In December 2012, the Company issued 200,000 shares of its $0.001 par value common stock to two outside consultants (100,000 each). The total fair market value of the shares on the date of issuance was $96,000.

In January 2013, the Company issued 25,000 shares of its $0.001 par value common stock to its outside counsel for legal services.  The fair market value of the shares on the date of issuance was $7,750.

In January 2013, the Company issued 465,732 shares of its $0.001 par value common stock upon the conversion of convertible notes payable with a principal value of $37,691 and accrued interest on the date of conversion of $4,225.

In February 2013, the Company issued 1,249,999 shares of its $0.001 par value common stock to the chief executive of the company upon the exercise of a stock option.

In January 2013, the Company issued 1,581,000 shares of its $0.001 par value common stock upon the conversion of convertible notes payable with a principal value of $53,920 and accrued interest on the date of conversion of $25,130.

In February 2013, the Company issued 2,123,000 shares of its $0.001 par value common stock to the chief executive of the company upon the settlement of accrued compensation.  The total fair market value of the shares on the date of issuance was $193,000.

In February 2013, the Company issued 1,890,935 shares of its $0.001 par value common stock to the chief financial officer in settlement for services rendered.  The total fair market value of the shares on the date of issuance was $133,027.

In March 2013, the Company issued 348,234 shares of its $0.001 par value common stock upon the conversion of convertible notes payable with a principal value of $27,950 and accrued interest on the date of conversion of $3,391.

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

Oil and Gas Reserve Information

In January 2009, the SEC issued Release No. 33-8995 amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the option to disclose probable and possible reserves, revised definitions for proved reserves, additional disclosures with respect to undeveloped reserves, and other new or revised definitions and disclosures. In January 2010, the FASB issued ASU No. 2010-03 ,  which amends ASC Topic 932 to align the guidance with the changes made by the SEC. The Company implemented these Modernization Rules effective March 31, 2012, when it began recognizing oil and gas operating activities.

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

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an independent audit committee to monitor or review the work performed. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented.  As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

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

Steven M. Plumb, CPA.
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

The following is a list of each person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our Common Stock (each, a “reporting person”) that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year, and the number of late reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required Form.

Len Ivins, Director and Officer has not filed a Form 3 and was late filing the following Forms:

Form No.	Late filings
5	4
4	8

Steven Plumb, Director and Officer has not filed a Form 3 and was late filing the following Forms:

Form No.	Late filings
5	1
4	4

Rick Huttner, Director and Officer during the fiscal year ending March 31, 2012, did not file any required Forms.

Kevan Casey, a beneficial owner during the fiscal year, did not file a Form 4 or Form 5 in FYE 2013.

Board Composition

The Company’s board of directors currently consists of two members.  Each of its directors is elected annually at its annual meeting.  There are no family relationships between any of the Company’s officers and directors.

Independence of Directors and Board Committees

In May 2011, the board established Audit, Compensation, and Corporate Governance & Compliance Committees.  Mr. Ivins is the sole member of each committee and serves as the chair of each committee.  Mr. Ivins is not an independent member of the Board of Directors.  No charters have been established for any of the committees of the board.

Audit Committee

The Audit Committee of the Board currently consists of Mr. Ivins. The audit committee selects an independent public accounting firm to be engaged to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management and recommend to our Board of Directors whether the audited financials should be included in our Annual Reports to be filed with the SEC.

Mr. Ivins: (1) did not meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (2) did not participate in the preparation of our financial statements or the financial statements of the Company; and (3) is able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Board has determined that Mr. Ivins qualifies as an audit committee financial expert as defined in Item 407(d) of Regulation S-X by virtue of his educational background in finance and earning an MBA, work experience in finance and past public company experience and responsibilities as an audit committee member and corporate officer.

Option Grants, Long-Term Incentive Plans and Employment Agreements

The Company currently does not have any stock options outstanding pursuant to any stock option plan or long-term incentive plans.

Code of Ethics

The Company adopted a Code of Ethics that applies to all of its directors and officers. Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at Bering Exploration, Inc., 710 N. Post Oak Road, Suite 410, Houston, Texas 77024, Attention: J. Leonard Ivins, Chief Executive Officer.

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
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Other Compensation ($)	Total ($)
Frederick Huttner, Jr. (2) Chief Executive Officer	2013	-	-	-	440,739	440,739

J. Leonard Ivins Chief Executive Officer	2013	156,000	-	689,557	-	845,557
	2012	156,000	-	-	-	156,000
	2011	156,000	40,000	-	-	196,000

Steven M. Plumb, CPA (3)	2013	175,000	-	543,235	-	718,235
	2012	60,000	-	-	-	60,000
	2011	10,000	-	-	-	10,000

(1) The fair value of options was calculated using the Black-Scholes option-pricing model.  Variables used in the valuation include (1) discount rates of 0.36% (2) expected life of 5 years, (3) expected volatility of 309.64%, 419.16% and 414.00% and (4) zero expected dividends.

 (2) In May 2012, the Company and Mr. Huttner agreed to cancel the Warrant owned by Mr. Huttner to acquire 500,000 shares of the Company’s common stock and issue to Mr. Huttner a five year option to purchase 1,300,000 shares of the Company’s common stock at an exercise price of $0.10 per share, effective December 30, 2011. The fair value of this option was $440,739, calculated using the Black-Scholes option-pricing model.

(3)  The Company has retained Clear Financial Solutions, Inc., a consulting firm owned by Mr. Plumb, to provide interim chief financial officer services at the rate of $2,500 per month.  Mr. Plumb's services were retained in December 2010.  In July 2011, Mr. Plumb’s monthly compensation was increased to $5,000 per month.  In February 2013, Mr. Plumb’s monthly compensation was increased to $10,000 per month, effective April 28, 2013.  As a result, in the year ended March 31, 2013, additional compensation of $110,000 due to Mr. Plumb was accrued.  In April 2013, Mr. Plumb’s monthly compensation was increased to $12,750 per month.

In February 2013, the Company issued 2,123,000 shares of its $0.001 par value common stock to Mr. Ivins upon the settlement of accrued compensation.  The total fair market value of the shares on the date of issuance was $193,000.

In February 2013, the Company issued 1,890,935 shares of its $0.001 par value common stock to Mr. Plumb in settlement for services rendered.  The total fair market value of the shares on the date of issuance was $133,027.

In May 2012, the Company issued a stock option to Mr. Ivins to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share, vesting immediately, with a five year term. The fair market value of the option on the date of grant was $99,270.  In August 2012, the stock option was cancelled and a new option was issued to the Chairman of the Board to purchase 1,300,000 shares of the Company’s stock at a price of $0.10 per share, vesting immediately, with a five year term.  The fair market value of the option was $649,846 on the date of grant.

In May 2012, the Company issued a stock option to Mr. Plumb to purchase 200,000 shares of the Company’s common stock at a price of $0.10 per share, vesting as follows: 100,000 shares vest immediately and 100,000 shares vest on January 1, 2013, with a five year term. The fair market value of the option on the date of grant was $39,708 and will be recognized over the term of the vesting period.  In August 2012, the stock option was cancelled and a new option was issued to the Chief Financial Officer to purchase 300,000 shares of the Company’s stock at a price of $0.10 per share, vesting as follows: 200,000 shares vest immediately and 100,000 shares vest on January 1, 2013, with a five year term.  The fair market value of the option was $149,965 on the date of grant.

In January 2013, the Company issued a stock option to Mr. Plumb to purchase 700,000 shares of the Company’s common stock at a price of $0.10 per share, vesting on March 1, 2013, with a five year term.  The fair market value of the option was $294,000 on the date of grant.

Outstanding Equity Awards at Fiscal Year End Table

The table below sets forth information with respect to our named executive officers regarding the value of equity compensation as of March 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
J. Leonard Ivins	-0-	-0-	-0-	-0-	n/a
Steven M. Plumb (1)	700,000	700,000	-0-	$0.10	2018

(1)
The stock option granted to Mr. Plumb vested immediately on the date of grant, January 25, 2013, and had a fair market value of $175,000 as of March 31, 2013, based upon a closing stock price of $0.25 on the last day of the Company’s fiscal year.

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

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during the fiscal year ending March 31. 2013, or any currently proposed transaction (as of the date of this Report), in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

None of our directors are independent as defined by Section 10A of the Securities Exchange Act of 1934.

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

Pre-Approval Policies and Procedures of the Audit Committee.

The Audit Committee has the sole authority to appoint, terminate and replace our independent auditor.  The Audit Committee may not delegate these responsibilities.  The Audit Committee has the sole authority to approve the scope, fees and terms of all audit engagements, as well as all permissible non-audit engagements of our independent auditor. Mr. Ivins serves as the audit committee of the Company, and as such, reviewed and approved the appointment of the independent auditor prior to their appointment as independent auditors.

ITEM 15.                      EXHIBITS AND REPORTS

Exhibit No.	Description
23	Consent of DeGolyer and MacNaughton, independent petroleum consultants
31.1	Certification of Frederick A. Huttner, Jr.
31.2	Certification of Steven M. Plumb.
32.1	Certification for Sarbanes-Oxley Act of Frederick A. Huttner, Jr.
32.2	Certification for Sarbanes-Oxley Act of Steven M. Plumb.
99.1	Reserve Report of DeGolyer and MacNaughton

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

BERING EXPLORATION, INC.

By: /s/ J. Leonard Ivins
J. Leonard Ivins, Chief Executive Officer,
Chairman of the Board of Directors and Director
Date:  September 30, 2013

By: /s/ Steven M. Plumb
Steven M. Plumb, President, Chief Financial Officer and Director
Date: September 30, 2013