Form 10-Q
period 2013-09-30
Bering Exploration, Inc.
filed 2013-11-19
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 19, 2013 there were outstanding 38,680,775 shares of common stock, $0.001 par value per share.

BERING EXPLORATION, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
September 30, 2013

Part II	Other Information

	Item 1.	Legal Proceedings	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

	Item 3.	Defaults Upon Senior Securities	13

	Item 4.	Mine Safety Disclosure	13

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
BERING EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,747	$1,113
Restricted cash	25,000	25,000
Accounts receivable, net	22,803	16,416
Prepaid expenses	30,000	3,850
Total current assets	92,550	46,379
Oil and gas properties, net of accumulated depletion of $262,706 and $229,706, at September 30, 2013 and March 31, 2013, respectively, full cost method
Proved	367,444	400,444
Unproved	145,316	348,813
Total assets	$605,310	$795,636

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$145,538	$134,007
Accounts payable – related parties	26,000	52,808
Accrued liabilities	25,585	340,229
Note payable	5,820	5,820
Convertible note payable – related parties, net of discount of $32,714 and $108,370 at September 30, 2013 and March 31, 2013, respectively	314,786	121,130
Derivative liability	329,959	1,017,865
Total current liabilities	847,688	1,671,859
Asset retirement obligation	8,507	8,507
Total liabilities	856,195	1,680,366

Commitments
Shareholders’ deficit
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2013 and March 31, 2013	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 38,680,775 and 19,455,923 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	38,680	19,455
Additional paid-in capital	13,531,650	11,859,619
Accumulated deficit	(13,821,215)	(12,763,804)
Total shareholders’ deficit	(250,885)	(884,730)
Total liabilities and shareholders’ deficit	$605,310	$795,636

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three months Ended September 30,		For the Six months Ended September 30,
	2013	2012	2013	2012
Oil and gas revenue	$19,084	$25,263	$44,886	$49,340
Total revenues	19,084	25,263	44,886	49,340
Operating costs and expenses:
Lease operating expenses	9,875	114,829	55,478	150,363
Compensation and related expenses	829,685	1,274,494	1,208,251	1,443,712
Office administration	16,073	6,341	35,811	38,942
Professional fees	40,633	91,608	63,952	218,672
Investor relations	195	-	1,272	-
Depletion, depreciation and amortization	16,500	16,715	33,000	33,210
Impairment expense	203,497	–	203,497	–
Other expenses	3,499	44,971	10,927	44,971
Total operating costs and expenses	1,119,957	1,548,958	1,612,188	1,929,870
Loss from operations	(1,100,873)	(1,523,695)	(1,567,302)	(1,880,530)

Other income (expense)
Interest expense	(124,097)	(70,339)	(203,013)	(502,811)
Change in derivative liability	461,454	(215,726)	712,904	(215,726)
Total other income (expense)	337,357	(286,065)	509,891	(718,537)
Net loss	$(763,516)	$(1,809,760)	$(1,057,411)	$(2,599,067)

Net Loss Per Share – Basic and Diluted	$(0.03)	$(0.16)	$(0.05)	$(0.28)
Weighted Average Common Shares Outstanding – Basic and Diluted	25,226,531	11,063,099	21,810,371	9,255,926

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,057,411)	$(2,599,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	33,000	33,210
Amortization of debt discount and noncash interest expense	193,656	484,580
Share-based compensation	1,208,251	1,323,992
Impairment of oil and gas properties	203,497	-
Change in derivative liability	(712,904)	215,726
Changes in operating assets and liabilities:
Accounts receivable	(6,387)	(30,598)
Prepaid expenses	3,850	(11,550)
Accounts payable	132,531	51,531
Accounts payable – related parties	(26,808)	-
Accrued liabilities	(75,641)	112,068
Net cash used in operating activities	(104,366)	(420,108)

Cash flows from investing activities:
Purchases of oil and gas properties	-	(389,668)
Net cash used in investing activities	-	(389,668)

Cash flows from financing activities:
Proceeds from sale of common stock	-	500,603
Proceeds from notes payable – third parties	-	9,182
Proceeds from convertible note payable – related party	118,000	308,220
Repayment of convertible note payable – related party	-	(32,500)
Net cash provided by financing activities	118,000	785,505

Net change in cash	13,634	(24,271)
Cash - beginning of period	1,113	52,088
Cash - end of period	$14,747	$27,817

Supplemental Disclosures
Interest paid	$–	$–
Interest taxes paid	$–	$–
Non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	$–	$384,883
Conversion of notes payable and accrued interest to common stock - related party	$–	$49,869
Stock issued to settle accounts payable, bonuses and services	$471,000	$–
Common stock issued for prepaid asset	$30,000	$-
Debt discount on convertible notes	$–	$597,500
Debt discount on convertible notes – related party	$93,000	$70,570
Conversion of accounts payable and accrued expenses to convertible note payable	$–	$33,500

See accompanying notes to unaudited consolidated financial statements.

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. During the period ended September 30, 2013, the Company recognized an impairment of $203,497.

Note 2.  Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenue since its inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of September 30, 2013, the Company has accumulated losses of approximately $13,821,000 since inception and has negative working capital of approximately $755,000.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In September 2013, the Company issued 10,016,200 shares to the chief executive officer in lieu of paying him cash compensation and for unpaid expense reimbursements. The fair market value of the shares on the date of issuance was $701,134.

In September 2013, the Company issued 5,500,000 shares to the chief financial officer in lieu of paying him cash compensation and for unpaid expense reimbursements. The fair market value of the shares on the date of issuance was $380,000.

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Note 4.  Debt

Debt as of September 30, 2013 and March 31, 2013 consists of the following:
Description	September 30, 2013	March 31, 2013
Notes payable
In June 2012, the Company financed the unpaid balance of a general liability insurance policy in the amount of $11,404 with a premium finance company. The financing agreement bears annual interest at 8% and is due in April 2013 and calls for monthly principal and interest payments of $1,193. The note is currently in default.	$5,820	$5,820

Convertible note payable – related party
In August 2012, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $247,500 at an annual interest rate of 10%.  The note is due August 31, 2013.  The note is convertible into the Company’s common stock at the lesser of (i) 50% of the average of the lowest three (3) closing bid prices for the Company’s common stock during the ten (10) trading days prior to the Conversion Date or (ii) $0.05 per share.  The Company recorded a discount of $247,500 related to the derivative liability at inception.  The Company recorded amortization of $247,500 and payments of $40,000 related to the discount from inception of the loan through September 30, 2013. The note is currently in default.
	$207,500	$207,500
In December 2012, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $20,000 at an annual interest rate of 10%. The note is convertible at $0.05 per share and is due August 31, 2013. The Company recorded a discount related to the beneficial conversion feature of the note of $20,000. The note is currently in default.	20,000	20,000
In January 2013, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $2,000 at an annual interest rate of 10%. The note is convertible at $0.05 per share and is due August 31, 2013. The Company recorded a discount related to the beneficial conversion feature of the note of $2,000. The note is currently in default.	2,000	2,000
In April 2013, the Company entered into a convertible note agreement with Pass the Biscuits, LLC, in the principal amount of $75,000 at an annual interest rate of 10%. The note is convertible at $0.05 per share and is due September 30, 2013. The Company recorded a discount related to the beneficial conversion feature of the note of $75,000. The note is currently in default.	75,000	-
In June 2013, the Company entered into a convertible note agreement with Jinsun, LLC, in the principal amount of $18,000 at an annual interest rate of 10%. The note is convertible at $0.05 per share and is due December 31, 2013. The Company recorded a discount related to the beneficial conversion feature of the note of $18,000.	18,000	-
In September 2013, the Company entered into a convertible note agreement with Cinco NRG, LLC, in the principal amount of $25,000 at an annual interest rate of 10%. The note is convertible at the lesser of $0.04 per share or 50% of the closing price per share on the date of conversion. The note is due October 31, 2013. The Company recorded a discount related to the derivative liability at inception of $25,000.	25,000	-
Less: discounts	(226,370)	(269,500)
Add: Amortization of discounts	193,656	161,130
Total convertible notes payable – related party, net of discounts	314,786	121,130
Total convertible notes payable – related party, net of discount	$314,786	$121,130

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

In July 2013, under a settlement agreement, the Company entered into an agreement with its former production manager and his company whereby it will issue 150,000 shares of the Company’s common stock and a warrant to purchase 900,000 shares of the Company’s common stock and deliver a previously issued stock certificate for 500,000 shares on the Company’s restricted common stock.

In July 2013, the Company issued 25,000 shares of its common stock to an outside consultant in lieu of paying him cash compensation for accounting services.  The fair market value of the shares on the date of issuance was $3,000.

In September 2013, the Company issued 10,016,200 shares to the chief executive officer in lieu of paying him cash compensation and for unpaid expense reimbursements. The fair market value of the shares on the date of issuance was $701,134.

In September 2013, the Company issued 5,500,000 shares to the chief financial officer in lieu of paying him cash compensation and for unpaid expense reimbursements. The fair market value of the shares on the date of issuance was $380,000.

Note 6. Stock Options and Warrants

In April 2012, the Company issued a stock option to its chief financial officer to purchase 700,000 shares of the Company’s common stock at a price of $0.10 per share, vesting immediately, with a five year term. The fair market value of the option on the date of grant was $154,000, and the Company expensed that amount related to these options in the year ended March 31, 2013.  In April 2013, the stock option was cancelled and a new option was issued to purchase 700,000 shares of the Company’s stock at a price of $0.10 per share, vesting immediately, with a five year term.  The fair market value of the option was $161,000 on the date of grant, and the Company expensed the incremental increase in the period ended September 30, 2013.  The option was valued using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 0.36%, (2) expected life of five years, (3) expected volatility of 400% and (4) zero expected dividends. The options were exercised in April 2013.

In July 2013, under a settlement agreement, the Company entered into an agreement with its former production manager and his company whereby it will issue 150,000 shares of the Company’s common stock and a warrant to purchase 900,000 shares of the Company’s common stock at a price of $0.10 per share with a three year term and deliver a previously issued stock certificate for 500,000 shares on the Company’s restricted common stock. The fair market value of the warrant was $71,921 on the date of grant. The warrant was valued using the Black-Scholes option pricing model. Variables used in the valuation include (1) discount rate of 0.17%, (2) expected life of three years, (3) expected volatility of 380% and (4) zero expected dividends.

BERING EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table summarizes stock options issued and outstanding:
	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at March 31, 2013	700,000	0.10	294,000	4.79
Granted	1,100,000	0.08	191,000	4.79
Exercised	(1,100,000)	0.08	(191,000)	4.79
Forfeited or cancelled	(700,000)	0.10	(294,000)	4.66
Expired	-	-	-	-
Outstanding at September 30, 2013	-	$-	$-	-

As of September 30, 2013, no options are exercisable.

The following table summarizes warrants issued and outstanding:
	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at March 31, 2013	46,000	$7.50	$333,966	3.10
Granted	900,000	0.10	71,921	2.80
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2013	946,000	$0.46	$405,887	2.79

As of September 30, 2013, warrants to purchase 946,000 shares of common stock are exercisable.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of September 30, 2013 and 2012, and its results of operations for the three and six months ended September 30, 2013 and 2012, should be read in conjunction with the audited consolidated financial statements and notes included in Bering Exploration Inc.’s Form 10-K for the year ended March 31, 2013, filed with the Securities and Exchange Commission.

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

Chicas Locas Field,
Victoria County, Texas

In June 2011, the Company entered into a joint development agreement to co-develop an approximately ~~6~~40 acre tract in Victory County, Texas.  The Company will retain a 50% working interest in this prospect.  Our net revenue interest in this field is 75%. In August 2011, the first well developed in this area began producing oil.  The well is currently producing 4 bbl of oil per day. The operator of the well has determined that the well is producing more natural gas than oil and installed a gas pipeline to connect the well to a commercial pipeline. In April 2012, the pipeline was completed and we began producing natural gas accordingly.  Our share of net production on this well was $21,065 and $44,392, respectively, during the three and six month periods ended September 30, 2013.

Singer Prospect,
Beauregard Parish, Louisiana

In August and October 2011, the Company leased the mineral rights on 320 gross acres in Singer, Louisiana.  Initial geological assessment reveals four sands in zones from 9,600’ to 10,600’ with four potential drilling locations.  Bering retains a 90% working interest in the prospect and a 75% net revenue interest.  In August and October 2013, the lease on the Singer Prospect expired without being renewed and the Company transferred the cost to capitalized cost subject to amortization and evaluated for impairment under the ceiling test.

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

Gohlke Project
Texas Gulf Coast

In October 2011, the Company leased the mineral rights to 10,000 feet on 272 gross acres in South Texas.  The tract has 12 potential drilling locations.  Preliminary geological assessment reveals 3 sands at depths of 3,800’, 5,500’ and 8,100’. Bering currently holds a 95% working interest and a 76.5% net revenue interest.  In June 2013, Bering entered into a Letter of Intent ("LOI") to farm-out the Gohlke Project in exchange for a 10% working interest calling to the Casiz Point.  The LOI is subject to a definitive agreement which is currently being negotiated.  In September 2013, the Company entered into a definitive agreement for the farm-out.  The well was drilled in October 2013.  After analysis of the information available to the Company, the Company elected not to participate in the completion of the well.  Accordingly, the Company has no further economic interest in the Gohlke Project.

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

During the period ended September 30, 2013, the Company recognized an impairment of $203,497.
Comparison of Three Months Ended September 30, 2013 and 2012

The Company had revenue of $19,084 for the three months ended September 30, 2013 and $25,263 in revenue for the three months ended September 30, 2012.  The decrease in revenues was due to a reduction in production of two wells completed in the calendar quarter ending December 31, 2011.

The Company’s expenses decreased from $1,548,958 for three months ended September 30, 2012 to $1,119,957 for three months ended September 30, 2013.  The decrease of $429,001 was primarily due to the following: decreases in compensation expense of $444,809, oil and gas operating expenses of $104,954, professional fees of $50,975 and other expenses of $41,472, offset by the impairment of oil and gas assets of $203,497 and an increase in office administration costs of $9,732.

Compensation expense decreased due to a decrease in expenses paid via stock grants, oil and gas operating expenses decreased due to a workover that was completed in the prior year and not in the current year, professional fees decreased due to less utilization of geology and drilling professionals.  The increase in impairment of oil and gas assets in the current period was due to the value of our oil and gas properties falling below the cost pool.  The value of properties in the prior year was above the value of the accumulated costs and so no impairment was recorded in the prior year.

Interest expense increased $53,758, from $70,339 during the three months ended September 30, 2012 to $124,097 during the three months ended September 30, 2013, primarily due to increased debt levels during the current quarter.  During the three months ended September 30, 2013, the Company recorded a reduction in its derivative liability of $461,454.  In the three months ended September 30, 2012, the company recorded an increase in its derivative liability of $215,726.

As a result of the foregoing, the Company’s net loss for the three months ended September 30, 2013 and 2012 was $763,516 and $1,809,760, respectively.

Comparison of Six Months Ended September 30, 2013 and 2012

The Company had revenue of $44,886 for the six months ended September 30, 2013 and $49,340 in revenue for the six months ended September 30, 2012.  The decrease in revenues was due to a reduction in production of two wells completed in the calendar quarter ending December 31, 2011.

The Company’s expenses decreased from $1,929,870 for six months ended September 30, 2012 to $1,612,188 for six months ended September 30, 2013.  The decrease of $317,682 was primarily due to the following: decreases in compensation expense of $235,461, professional fees of $154,720, oil and gas operating expenses of $94,885, and other expenses of $34,044, offset by the impairment of oil and gas assets of $203,497.

Compensation expense decreased due to a decrease in expenses paid via stock grants, oil and gas operating expenses decreased due to a workover that was completed in the prior year and not in the current year, professional fees decreased due to less utilization of geology and drilling professionals.  The increase in impairment of oil and gas assets in the current period was due to the value of our oil and gas properties falling below the cost pool.  The value of properties in the prior year was above the value of the accumulated costs and so no impairment was recorded in the prior year.

In addition, interest expense decreased $299,798, from $502,811 during the six months ended September 30, 2012 to $203,013 during the six months ended September 30, 2013, primarily due to overall lower debt levels during the current year.  During the six months ended September 30, 2013, the Company recorded a reduction in its derivative liability of $712,904.  In the six months ended September 30, 2012, the company recorded an increase in its derivative liability of $215,726.

As a result of the foregoing, the Company’s net loss for the six months ended September 30, 2013 and 2012 was $1,057,411 and $2,599,067, respectively.

Liquidity and Capital Resources

As of September 30, 2013, the Company had $14,747 in cash and negative working capital of $755,138.  Additional capital will be necessary to fund ongoing operating costs and planned drilling programs over the next twelve months.

Net cash used in operating activities for the six months ended September 30, 2013 and 2012 was $104,366 and $420,108, respectively.

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

ITEM 4.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to a lack of segregation of duties and an overreliance on consultants in the accounting and financial reporting process.

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

Not applicable

ITEM 1A.   RISK FACTORS

Not applicable

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.     OTHER INFORMATION

In September 2013, the Company issued 10,016,200 shares of the Company’s $0.001 par value Common Stock to the chief executive officer of the Company in lieu of paying him cash compensation and for unpaid expense reimbursements.

In September 2013, the Company issued 5,500,000 shares of the Company’s $0.001 par value Common Stock to the chief financial officer of the Company in lieu of paying him cash compensation and for unpaid expense reimbursements.

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
Date: November 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Leonard Ivins	Chief Executive Officer and	November 19, 2013
J. Leonard Ivins	Chairman of the Board

/s/Steven M. Plumb	Principal Financial and	November 19, 2013
Steven M. Plumb	Accounting Officer