Form 10-Q
period 2014-03-31
Breitling Energy Corp
filed 2014-05-15
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 000-50541

Breitling Energy Corporation
(Exact name of small business issuer as specified in its charter)
N/A
(Former Name if Applicable)

Nevada	88-0507007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1910 Pacific Ave, Suite 12000
Dallas Texas 75201
(Address of principal executive offices)

(214)716-2600
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

As of May 10, 2014, there were outstanding 499,083,626 shares of common stock, $0.001 par value per share.

BREITLING ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q
March 31, 2014

Item 1. Financial Statements

BREITLING ENERGY CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	Unaudited
ASSETS

Current assets
Cash	$2,629,264	$606,715
Other	-	898

Total current assets	2,629,264	607,613

Other assets
Equity investment	30,884	3,561
Other property and equipment, net of depreciation	165,209	153,621

Total other assets	196,093	157,182

Total assets	$2,825,357	$764,795

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$2,830,651	$3,119,727
Joint interest revenues payable	396,850	151,153
Deferred revenue from third party contracts	--	4,609,041
Current asset retirement obligations	16,495	16,495

Total current liabilities	3,243,997	7,896,416

Commitments and contingencies
Long-term liabilities
Asset retirement obligations	21,607	20,842

Stockholders’ deficit
Common stock, $.001 par value; 500,000,000 shares authorized; 498,883,626 and 498,883,626 shares issued and outstanding, respectively	498,884	498,884
Accumulated deficit	(939,130)	(7,651,347)

Total stockholders’ deficit	(440,246)	(7,152,463)

Total liabilities and stockholders’ deficit	$2,825,357	$764,795

See accompanying notes to the consolidated and combined financial statements.

BREITLING ENERGY CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2014 Unaudited	2013 Unaudited

Revenues
Third party drilling	$10,174,885	$3,183,109
Gain on sale of oil and natural gas royalties	6,558,531	4,633,772
Oil, natural gas, and related product sales	177,774	142,831

Total revenues	16,911,124	7,959,711

Expenses
Third party drilling and completion	3,343,668	1,267,023
General and administrative	1,193,421	4,128,454
Marketing	2,542,757	697,851
Professional fees	2,945,443	1,394,556
Lease operating	45,352	150,508
Depreciation and amortization	3,704	3,704

Total expenses	10,074,344	7,642,097

Operating income	6,836,780	316,857

Income tax expense
State tax provision	124,563	5,773

Net Income	$6,712,217	$311,084

Net Income per basic and diluted common share	$0.01	$0.00

Weighted average basic and diluted common shares outstanding	498,883,626	461,467,354

See accompanying notes to the consolidated and combined financial statements.

BREITLING ENERGY CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2014 Unaudited	2013 Unaudited

Cash flows from operating activities
Net (loss) income	$6,712,217	$311,084
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,704	3,704
Accretion of asset retirement obligation	765	2,294
Net (gain) loss from equity investment	(27,323)	12,205
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Related party receivable	898	(8,150)
Accounts payable and other adjustments	(289,076)	1,753,642
Joint interest revenues payable	245,697	77,946
Deferred revenues	4,609,041	513,985

Net cash provided by operating activities	2,037,841	2,666,710

Cash flows from investing activities
Acquisition of other property and equipment	(15,292)	(37,662)
Investment in equity investment	-	(11,000)

Net cash used by investing activities	(15,292)	(48,662)

Net increase in cash	2,022,549	2,618,084

Cash, beginning of period	606,715	4,668,839

Cash, end of period	$2,629,264	$7,286,887

See accompanying notes to the consolidated and combined financial statements.

Breitling Energy Corporation

Notes to the Condensed, Consolidated and Combined Financial Statements

Basis of presentation

1. Organization and nature of operations

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Breitling Energy Corporation and Subsidiaries (the "Company" or “Breitling”) as of March 31, 2014 and the results of their operations for the three months ended March 31, 2014 and 2013 and the results of their cash flows for the three months ended March 31, 2014 and 2013, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2014, as well as all subsequent reports on Forms 8-K and 14C. Certain reclassifications have been made to the consolidated financial statements for prior periods in order to conform to the current period presentation.

Recently adopted accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

2. Organization and nature of operations

Breitling Energy Corporation was incorporated in the State of Nevada on December 13, 2000 under the name “Folix Technologies, Inc.” On August 18, 2004, the Company changed its name to Dragon Gold Resources, Inc. On June 22, 2007, the Company changed its name to Edgeline Holdings, Inc. and on March 11, 2008 to Oncolin Therapeutics, Inc. On September 7, 2010, the Company changed its name to Bering Exploration, Inc. and on January 20, 2014, to Breitling Energy Corporation.

On December 9, 2013 (the “Acquisition Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Breitling Oil and Gas Corporation, a Texas corporation (“O&G”) and Breitling Royalties Corporation, a Texas corporation (“Royalties,” and collectively with O&G, the “Predecessors”). Pursuant to the Purchase Agreement, the Company issued to the Predecessors 461,863,084 shares of Common Stock, in exchange for substantially all of the oil and gas assets owned by the Predecessors (the “Transaction”). In connection with the closing of the Transaction, all of the Company’s outstanding convertible notes were converted into Common Stock. The shares of Common Stock issued to the Predecessors represent approximately 92.5% of the shares of Common Stock outstanding following the closing of the Transaction (the “Closing”). The Transaction results in the owners of the Predecessors (the “accounting acquirer”) having actual or effective operating control of the Company after the Transaction, with the stockholders of the Company (the “legal acquirer”) continuing only as passive investors. The closing of the Transaction did not affect the number of shares of Common Stock held by the Company’s existing public stockholders.

The Predecessors were considered the acquirer for accounting purposes because they obtained effective control of the Company.  The Predecessors did not have a change in control since the Predecssors’ operations comprise the ongoing operations of the combined entity, their senior management became the senior management of the combined entity, and their former owners own a majority voting interest in the combined entity and are able to elect a majority of the combined entity’s board of directors. Accordingly, the Transaction does not constitute the acquisition of a business for purposes of Financial Accounting Standards Board’s Accounting Standard Codification 805, “Business Combinations,” or ASC 805. As a result, the assets and liabilities of the Predecssors are carried at historical cost and the Company has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Transaction. The historical financial statements presented herein are that of the Predecessors.

3. Liquidity

For the three months ended March 31, 2014, the Company has generated net income of $6,712,217, and cash flow from operations of $2,037,841.  The Company has incurred losses and negative cash flows from operations in recent years and expects to continue to incur operating losses until revenues from all sources reach a level sufficient to support its on-going operations. The Company’s liquidity will largely be determined by its ability to raise capital from debt, equity, or other forms of financing, by the success of its product offerings, by developing additional product offerings, and by reducing expenses associated with operations. The Company’s management believes that its cash resources at March 31, 2014, will be sufficient to meet current obligations and fund its operating activities through December 31, 2014.

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

4. Summary of significant accounting policies

Principles of Consolidation and Combination

The consolidated and combined financial statements reflect the historical combined results of the Predecessors prior to the reverse recapitalization completed on December 9, 2013, and the consolidated results of the Company thereafter. All intercompany and inter-entity transactions have been eliminated in the consolidation and combination.

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

Cash

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2014 and 2013, the Company did not hold any cash equivalents. The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The interest bearing cash accounts maintain FDIC coverage of up to $250,000 per institution.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets when circumstances indicate that the carrying value may not be recoverable. The Company determines if impairment has occurred through adverse changes. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. For the three months ended March 31, 2014, and any prior applicable periods, no circumstances indicated an unrecoverable carrying value of the long-lived assets.

 Asset Retirement Obligations

The Company follows the provisions of ASC 410-20, Asset Retirement Obligations. ASC 410-20 requires the Company to record the fair value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depleted as part of the oil and natural gas property. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company’s asset retirement obligations relate to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and natural gas properties.

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

Revenue Recognition

The Company has entered into drilling contracts with outside working interest owners to develop leasehold acreage that the Company has acquired. In these arrangements, the Company acquired a working interest in a prospect pursuant to an oil and gas lease, and then sold a portion of a well’s working interest on the acquired lease to outside working interest owners with a third party drilling agreement. Title to the lease property was not conveyed to the outside working interest owners. The outside working interest owner purchases a working interest directly in the well bore. The working interest purchased in these drilling agreements is an ownership interest in which the working interest holder is obligated to bear the cost of drilling, testing, completing, equipping and operating the well. The Company typically sells a large portion of the working interests and has a third-party operate the projects.

In a third party drilling agreement, the Company agrees to sell a percentage of the well’s working interest to outside working interest owners and to pay for all costs of identifying, acquiring mineral rights to, drilling, testing, completing and equipping the well for initial production at a fixed price. If the actual costs of these activities exceed the price the Company charged to the outside working interest owners, the Company is obligated to pay the excess cost. If the actual costs are less, the Company retains the excess over actual costs. The Company bears 100% of the risk should actual cost exceed estimated costs of a project for both the Company’s working interest and the working interest sold. When the well is completed as a commercially productive well, the Company and the outside working interest owners bear the cost of operating the well according to each party’s proportionate working interest percentage.

When the Company entered into a third party drilling agreement, outside working interest owners entered into a signed contract with the Company pursuant to which they agree to share in the prospect acquisition costs and drilling costs. The prospect acquisition costs include geophysical and geographical costs, costs to lease the mineral rights, and other costs as required so the drilling of the project can proceed. Drilling costs are those costs incurred to build the drilling location, drill and log the well, and if the well is successful, to complete and test the well. Once drilling begins, the well is generally completed within 30 to 60 days. The Company bases the price at which it sells working interests under the third party drilling agreement on its estimates of the costs described above. Since the outside working interest owner’s interest in the prospect is limited to the well, and not the lease, the outside working interest owner does not have a legal right to participate in additional wells drilled within the same lease. However, it is the Company’s policy to offer to outside working interest owners in a successful well the right to participate in subsequent wells at the same percentage level as their working interest investment in the prior successful well with similar third party drilling agreement terms.

The Company recognizes revenues associated with its third party contracts when development steps outlined in the contract have been achieved on a well under development. Revenues are earned in accordance with the third party contracts when the following development steps are met on the respective oil and natural gas well under development: completion of the drilling/testing of the well and completion of the completion/equipping phase of the well. Any cash collected under the third party contracts that have not met one of the development steps is deferred and presented as deferred revenue from third party contracts on the combined balance sheets. The third party revenue is recorded on a gross basis with the associated drilling costs, as agreed to in the third party contract, being deferred until the associated revenue is recognized. Early recognition of loss is recorded if it is determined that the well cost will exceed the applicable revenue received on the specific well. Total third party drilling revenues recognized for the three months ended March 31, 2014 and 2013 were approximately $10,175,000 and $3,183,000, respectively. As of March 31, 2014, the Company recognized $4,609,000 that was previously deferred as of December 31, 2013.

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

Sales-Based Taxes

The Company incurs severance tax on the sale of its production which is generated in Texas, North Dakota and Oklahoma. These taxes are reported on a gross basis and are included in lease operating expense within the accompanying combined statements of operations. Sales-based taxes for the three months ended March 31, 2014 and 2013 were approximately $9,000 and $8,000, respectively.

Lease Operating Expenses

Lease operating expenses include severance and production taxes, field personnel salaries, saltwater disposal, ad valorem taxes, repairs and maintenance, and other operating expenses. Lease operating expenses are expensed as incurred. The Company recognized $45,000 and $151,000 for the three months ended March 31, 2014 and 2013, respectively for lease operating expenses.

General and Administrative Expense

General and administrative expenses are reported net of recoveries from owners in properties operated by the Company and net of amounts related to lease operating activities capitalized pursuant to the full-cost method of accounting.

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

The Company’s estimates of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity of the reserves, which could affect the carrying value of the Company’s oil and natural gas properties and/or the rate of depletion related to the oil and natural gas properties.

5. Fair Value Measurements

As of March 31, 2014 and December 31, 2013, the Company had no assets which were measured at fair value.

The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

	Level 1 (unaudited)	Level 2 (unaudited)	Level 3 (unaudited)	Balance as of March 31, 2014
Liabilities (at fair value):
Asset retirement obligations	$	$	$38,102	$38,102

				Balance as of
	Level 1	Level 2	Level 3	December 31, 2013

Liabilities (at fair value):
Asset retirement obligations	$	$	$37,337	$37,337

6. Other property and equipment

The following table presents a summary of the Company’s other property and equipment:

	March 31,	December 31,
	2014	2013

Furniture	$194,275	$194,275
Vehicles	25,708	25,708
Software	21,047	21,047
Office equipment	86,919	71,627
Less: Accumulated depreciation	(162,740)	(159,036)

Total other equipment, net of accumulated deprecation	$165,209	$153,621

7. Commitment and Contingencies

Legal

From time to time, the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including working interest rescissions and operator disputes. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of March 31, 2014 and December 31, 2013, the Company accrued $166,000 to settle working interest rescissions.

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

ITEM 2 – MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended March 31, 2014 compared to three months ended March 31, 2013:

Revenue. During the three months ended March 31, 2014, the Company generated revenues of $16,911,124, an increase of $8,951,413, or 112% as compared to the same period last year. The Company recognized deferred revenues of $4,609,041 and Company has increased revenues through sales of royalty interests and third party drilling in oil and gas properties.

Total Expenses. During the three months ended March, 2014, total expenses, which include costs of third party drilling, marketing, professional fees, depreciation, operating costs and general and administrative expenses, were $10,074,344 compared to $7,642,097 during the same period in 2013. This change represents an increase of $2,432,247, or 32%. The increase is primarily due to increased general and administrative expenses and professional fees. These increases are due primarily to additional services necessary to support our 74% increase in revenue and the costs associated with becoming a public company.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2014:

We have improved our net working capital deficit as of March 31, 2014 by $6,674,070 to $614,733 from $7,288,803 as of December 31, 2013. The improvement was generated by the reversal of deferred revenue and cash flow generated from operations.

Net cash provided in operating activities of $2,037,841 for three months ended March 31, 2014 decreased from cash provided by operations of $2,666,710 for the same period last year, a decrease of $628,869. The decrease is primarily due to the increased costs associated with being a public company.

Net cash used in investing activities of $15,292 was primarily utilized to acquire office equipment as we add additional staff necessary for increased revenues.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2014, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

ITEM 3. Quantitative and Qualitative disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), which we refer to as disclosure controls, are controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

As of March 31, 2014 an internal evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the industry. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, management believes that the resolution of any proceeding will not have a material adverse effect on the financial condition or results of operations.

Item 1A. Risk Factors.

During the first quarter of 2014, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company had no unregistered sales of its securities from January 1, 2014 through May 5, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act, and otherwise are not subject to liability.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Chris Faulkner
Chris Faulkner, President, Chief Executive Officer, Chairman of the Board of Directors, and duly authorized Officer

By:	/s/ Rick Hoover
Chief Financial Officer, principal accounting officer, and duly authorized Officer

Date: May 15, 2014