Form 10-Q
period 2014-06-30
Breitling Energy Corp
filed 2014-08-13
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 10, 2014, there were outstanding 499,083,626 shares of common stock, $0.001 par value per share.

BREITLING ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q
June 30, 2014

Index

PART I – FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

BREITLING ENERGY CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

	June 30, 2014 Unaudited	December 31, 2013

ASSETS

Current assets
Cash	$4,317,416	$606,715
Other	0	898

Total current assets	4,317,416	607,613

Other assets
Equity investment	30,884	3,561
Other property and equipment, net of depreciation	167,495	153,621

Total other assets	198,379	157,182

Total assets	$4,515,795	$764,795

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$3,612,139	$3,119,727
Joint interest revenues payable	440,269	151,153
Deferred revenue from third party contracts	-	4,609,041
Current asset retirement obligations	27,213	16,495

Total current liabilities	4,079,621	7,896,416

Commitments and contingencies
Long-term liabilities
Asset retirement obligations	35,629	20,842

Stockholders’ deficit
Common stock, $.001 par value; 500,000,000 shares authorized; 498,883,626 and 498,883,626 shares issued and outstanding, respectively	498,884	498,884
Accumulated deficit	(98,339)	(7,651,347)

Total stockholders’ equity (deficit)	400,545	(7,152,463)

Total liabilities and stockholders’ deficit	$4,515,795	$764,795

See accompanying notes to the unaudited consolidated and combined financial statements.

Index

BREITLING ENERGY CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues
Third party drilling	$7,688,774	$2,218,530	$17,863,593	$5,401,639
Gain on sale of oil and natural gas royalties	8,185,598	3,229,598	14,744,129	7,863,370
Oil, natural gas, and related product sales	157,585	99,549	335,359	242,380

Total revenues	16,031,957	5,547,677	32,943,081	13,507,389

Expenses
Third party drilling and completion	6,622,754	883,077	10,024,089	2,150,100
General and administrative	2,095,494	2,877,408	3,288,915	7,005,862
Marketing	4,313,476	486,381	6,856,233	1,184,232
Professional fees	1,929,902	971,964	4,875,345	2,366,520
Lease operating	104,014	104,899	88,493	255,407
Depreciation, amortization and accretion	22,771	3,704	29,680	8,693
Total expenses	15,088,411	5,327,433	25,162,755	12,970,814

Operating income	943,546	220,244	7,780,326	536,575
Other expense
Interest expense		528
Income before income taxes	943,546	219,716	7,780,326	536,575

Income tax expense
State tax provision	102,755	4,023	227,318	9,796

Net income	$840,791	$215,693	$7,553,008	$526,779

Net income per basic and diluted common share	$0.00	$0.00	$0.02	$0.00
Weighted average basic and diluted common shares outstanding	498,883,626	461,467,354	498,883,626	461,467,354

    See accompanying notes to the unaudited consolidated and combined financial statements.

Index

BREITLING ENERGY CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2014 Unaudited	2013 Unaudited

Cash flows from operating activities
Net income	$7,553,008	$526,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,417	7,408
Accretion of asset retirement obligation	10,263	1,530
Additions to ARO charged to turnkey drilling costs	15,242
Net (gain) loss from equity investment	(27,323)	11,000
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Related party receivable	898	(10,000)
Accounts payable and other adjustments	492,412	442,559
Joint interest revenues payable	289,116	8,282
Deferred revenues	(4,609,041)	1,027,971

Net cash provided by operating activities	3,743,992	2,015,529

Cash flows from investing activities
Acquisition of other property and equipment	(33,291)	(82,376)
Investment in equity investment	-	(11,000)

Net cash used in investing activities	(33,291)	(93,376)

Net increase in cash	3,710,701	1,922,153

Cash, beginning of period	606,715	4,668,839

Cash, end of period	$4,317,416	$6,590,992

See accompanying notes to the unaudited consolidated and combined financial statements.

Index

Breitling Energy Corporation

Notes to the Unaudited Consolidated and Combined Financial Statements

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Breitling Energy Corporation and Subsidiaries (the "Company" or “Breitling”) as of June 30, 2014 and the results of their operations for the three and six months ended June 30, 2014 and 2013 and the results of their cash flows for the six months ended June 30, 2014 and 2013, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2014, as well as all subsequent reports on Forms 8-K and Schedule 14C. Certain reclassifications have been made to the consolidated financial statements for prior periods in order to conform to the current period presentation.

Principles of Consolidation and Combination

The consolidated and combined financial statements reflect the historical combined results of the Predecessors (defined below) prior to the reverse recapitalization completed on December 9, 2013, and the consolidated results of the Company thereafter. All intercompany and inter-entity transactions have been eliminated in the consolidation and combination.

Recently adopted accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

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

On December 9, 2013 , the Company entered into an Asset Purchase Agreement  with Breitling Oil and Gas Corporation, a Texas corporation (“O&G”) and Breitling Royalties Corporation, a Texas corporation (“Royalties,” and collectively with O&G, the “Predecessors”). Pursuant to the Purchase Agreement, the Company issued to the Predecessors 461,863,084 shares of Common Stock, in exchange for substantially all of the oil and gas assets owned by the Predecessors (the “Transaction”). In connection with the closing of the Transaction, all of the Company’s outstanding convertible notes were converted into shares of Common Stock. The shares of Common Stock issued to the Predecessors represent approximately 92.5% of the shares of Common Stock outstanding following the closing of the Transaction (the “Closing”). The Transaction results in the owners of the Predecessors (the “accounting acquirer”) having actual or effective operating control of the Company after the Transaction, with the stockholders of the Company (the “legal acquirer”) continuing only as passive investors. The Closing did not affect the number of shares of Common Stock held by the Company’s existing public stockholders.

Index

The Predecessors were considered the accounting acquirer for accounting purposes because they obtained effective control of the Company.  The Predecessors did not have a change in control since the Predecssors’ operations comprise the ongoing operations of the combined entity, their senior management became the senior management of the combined entity, and their former owners own a majority of the voting interest in the combined entity and are able to elect a majority of the combined entity’s board of directors. Accordingly, the Transactions does not constitute the acquisition of a business for purposes of Financial Accounting Standards Board’s Accounting Standard Codification 805, “Business Combinations,” or ASC 805. As a result, the assets and liabilities of the Predecssors are carried at historical cost and the Company has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Transaction. The historical financial statements presented herein for the periods prior to December 9, 2013 are that of the Predecessors.  Historical financial statements for periods after December 9, 2013 include the combined business of the Company and the Predecessors.

3. Asset Retirement Obligation

The following table presents a summary of the Company’s Asset Retirement Obligation:

Balance as of December 31, 2013	$37,337
Additions	15,242
Accretion	10,263
Balance as of June 30, 2014	$62,842

Index

4. Subsequent Events

The Company issued 200,000 shares of common stock upon receipt of  $20,000 in cash delivered as the exercise price to acquire such shares under an outstanding warrant agreement.  There were no other unregistered sales of its securities from July 1, 2014 through August 10, 2014.

5. Commitment and Contingencies

Legal

From time to time, the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including working interest rescissions and operator disputes. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of June 30, 2014 and December 31, 2013, the Company accrued $166,000 to settle working interest rescissions.

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

Index

ITEM 2 – MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

For the three months ended June 30, 2014 compared to three months ended June 30, 2013:

Revenue. During the three months ended June 30, 2014, the Company generated revenues of $16,032,000, an increase of $10,484,000, or 189% as compared to the same period last year. The Company has increased revenues through sales of royalty interests and third party drilling in oil and gas properties due to increased available inventory and demand as compared to the same period in the prior year.

Total Expenses. During the three months ended June 30, 2014, total expenses, which include costs of third party drilling, marketing, professional fees, depreciation, operating costs and general and administrative expenses, were $15,088,000 compared to $5,328,000 during the same period in 2013. This change represents an increase of $9,760,000, or 183%. The increase was primarily due to increased costs associated with developing inventory for sales and increased expenses associated with being a public company.

For the six months ended June 30, 2014 compared to six months ended June 30, 2013:

Revenue. During the six months ended June 30, 2014, the Company generated revenues of $32,943,000, an increase of $19,436,000, or 144% as compared to the same period last year. The Company recognized deferred revenues of $4,609,041 and the Company has increased revenues through sales of royalty interests and third party drilling in oil and gas properties due to increased available inventory and demand as compared to the same period in the prior year.

Total Expenses. During the six months ended June 30, 2014, total expenses, which include costs of third party drilling, marketing, professional fees, depreciation, operating costs and general and administrative expenses, were $25,163,000 compared to $12,971,000 during the same period in 2013. This change represents an increase of $12,192,000, or 94%. The increase was primarily due to increased costs associated with developing inventory to sell and expenses associated with being a public company.

Index

Liquidity and Capital Resources

For the six months ended June 30, 2014:

The Company has improved its net working capital as of June 30, 2014 by $7,526,598 to $237,795 from a defcit of $7,288,803 as of December 31, 2013. The improvement was generated by the reversal of deferred revenue and cash flow generated from operations.

Net cash provided in operating activities of $3,743,992 for the six months ended June 30, 2014 increased from $2,015,529 for the same period last year, an increase of $1,728,463. The increase was primarily due to increased revenues and increased profitability as compared to the same period last year.

Net cash used in investing activities of $33,291 was primarily utilized to acquire office equipment as the Company added additional staff necessary for increased revenues.

Off-Balance Sheet Arrangements

From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2014, the off-balance sheet arrangements and transactions that the Company had entered into included operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), which the Company refers to as disclosure controls, are controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”)  and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

As of June 30, 2014, an internal evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

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

Index

Item 1A. Risk Factors.

During the second quarter of 2014, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2014, the Company issued 200,000 shares of common stock upon receipt of  $20,000 in cash delivered as the exercise price to acquire such shares under an outstanding warrant agreement.  There were no other unregistered sales of its securities from January 1, 2014 through August 10, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act, and otherwise are not subject to liability.

**	Furnished herewith.

Index

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

Date: August 13, 2014