Form 10-Q
period 2014-09-30
Breitling Energy Corp
filed 2014-11-13
CIK 1229089

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

1910 Pacific Ave, Suite 12000

Dallas, Texas 75201

(Address of principal executive offices)

(214) 716-2600

(Issuer's telephone number)

Indicate by check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of November 13, 2014, there were outstanding 499,083,626 shares of common stock, $0.001 par value per share.

BREITLING ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

September30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

BREITLING ENERGY CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	Unaudited

ASSETS

Current assets
Cash	$1,930,555	$606,715
Other	-	898

Total current assets	1,930,555	607,613

Other assets
Equity investment	62,862	3,561
Other property and equipment, net of depreciation	158,495	153,621

Total other assets	221,357	157,182

Total assets	$2,151,912	$764,795

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$2,427,440	$3,119,727
Joint interest revenues payable	-	151,153
Deferred revenue from third party contracts	-	4,609,041
Current asset retirement obligations	24,770	16,495

Total current liabilities	2,452,210	7,896,416

Commitments and contingencies
Long-term liabilities
Asset retirement obligations	38,386	20,842

Stockholders’ deficit
Common stock, $.001 par value; 500,000,000 shares authorized; 499,083,626 and 498,883,626 shares issued and outstanding, respectively	499,084	498,884
Additional paid in capital	19,800	-
Accumulated deficit	(857,568)	(7,651,347)

Total stockholders’ deficit	(338,684)	(7,152,463)

Total liabilities and stockholders’ deficit	$2,151,912	$764,795

See accompanying notes to the unaudited consolidated and combined financial statements.

BREITLING ENERGY CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2014 Unaudited	2013 Unaudited	2014 Unaudited	2013 Unaudited

Revenues
Third party drilling	$6,593,060	$4,244,145	$24,456,653	$9,645,784
Gain on sale of oil and natural gas royalties	9,579,685	6,178,362	24,323,814	14,041,732
Oil, natural gas, and related product sales	309,060	190,441	644,419	432,820

Total revenues	16,481,805	10,612,948	49,424,886	24,120,336

Expenses
Third party drilling and completion	8,467,587	1,689,365	18,491,676	3,839,465
General and administrative	2,925,728	5,504,605	6,214,643	12,510,468
Marketing	4,856,874	930,468	11,713,107	2,114,700
Professional fees	204,165	1,859,409	5,079,510	4,225,928
Lease operating	293,543	200,677	382,036	456,084
Depreciation and amortization	9,313	3,705	38,993	11,113
Total expenses	16,757,210	10,188,229	41,919,965	23,157,758

Operating (loss) income	(275,405)	424,719	7,504,921	962,578
Other expense
Interest expense	-	1,009	-	2,294
(Loss) Income before income taxes	(275,405)	423,710	7,504,921	960,284

Income tax expense
Income tax provision	483,824	7,697	711,142	17,493

Net (loss) income	$(759,229)	$416,013	$6,793,779	$942,791

Net (loss) income per basic and diluted common share	$(0.00)	$0.00	$0.01	$0.00
Weighted average basic and diluted common shares outstanding	499,083,626	498,883,626	499,083,626	498,883,626

See accompanying notes to the unaudited consolidated and combined financial statements.

BREITLING ENERGY CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2014 (Unaudited)	2013 (Unaudited)

Cash flows from operating activities
Net income	$6,793,779	$942,791
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,416	11,113
Accretion of asset retirement obligation	10,577	2,294
Additions to ARO charged to turnkey drilling costs	15,242	(11,000)
Net (gain) loss from equity investment	(59,301)	11,000
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Other current assets	898	(8,150)
Accounts payable and accrued liabilities	(692,287)	(559,823)
Joint interest revenues payable	(151,153)	39,414
Deferred revenues	(4,609,041)	1,541,955

Net cash provided by operating activities	1,337,130	1,969,594

Cash flows from investing activities
Acquisition of other property and equipment	(33,290)	(121,725)
Investment in equity investment	-	(10,500)

Net cash used in investing activities	(33,290)	(132,225)

Cash flows from financing activities
Proceeds from the exercise of warrants	20,000	-

Net increase in cash	1,323,840	1,837,369

Cash, beginning of period	606,715	4,668,839

Cash, end of period	$1,930,555	$6,506,208

See accompanying notes to the unaudited consolidated and combined financial statements.

Breitling Energy Corporation

Notes to the Unaudited, Consolidated and Combined Financial Statements

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated and combined financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Breitling Energy Corporation and its subsidiaries (the “Company” or “Breitling”) as of September 30, 2014, the results of their operations for the three and nine months ended September 30, 2014 and 2013 and the results of their cash flows for the nine months ended September 30, 2014 and 2013, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2014, as well as all subsequent reports on Form 8-K and Schedule 14C. Certain reclassifications have been made to the consolidated financial statements for prior periods in order to conform to the current period presentation.

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

On December 9, 2013, the Company entered into an Asset Purchase Agreement  with Breitling Oil and Gas Corporation, a Texas corporation (“O&G”) and Breitling Royalties Corporation, a Texas corporation (“Royalties,” and collectively with O&G, the “Predecessors”). Pursuant to the Purchase Agreement, the Company issued to the Predecessors 461,863,084 shares of the Company’s common stock, par value $.001 per share (“Common Stock”), in exchange for substantially all of the oil and gas assets owned by the Predecessors (the “Transaction”). In connection with the closing of the Transaction (the “Closing”), all of the Company’s outstanding convertible notes were converted into shares of Common Stock. The shares of Common Stock issued to the Predecessors represent approximately 92.5% of the shares of Common Stock outstanding following the Closing. The Transaction results in the owners of the Predecessors (the “accounting acquirer”) having actual or effective operating control of the Company after the Transaction, with the stockholders of the Company (the “legal acquirer”) continuing only as passive investors. The Closing did not affect the number of shares of Common Stock held by the Company’s existing public stockholders.

The Predecessors were considered the accounting acquirer for accounting purposes because they obtained effective control of the Company.  The Predecessors did not have a change in control since the Predecessors’ operations comprised the ongoing operations of the combined entity, their senior management became the senior management of the combined entity, and their former owners own a majority of the voting interest in the combined entity and are able to elect a majority of the combined entity’s board of directors. Accordingly, the Transaction does not constitute the acquisition of a business for purposes of Financial Accounting Standards Board’s Accounting Standard Codification 805, “Business Combinations,” or ASC 805. As a result, the assets and liabilities of the Predecessors’ are carried at historical cost and the Company has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Transaction. The historical financial statements presented herein for the periods prior to December 9, 2013 are those of the Predecessors.  Historical financial statements for periods after December 9, 2013 include the combined business of the Company and the Predecessors.

3. Asset Retirement Obligation

The following table presents a summary of the Company’s Asset Retirement Obligation:

Balance as of December 31, 2013	$37,337
Additions	15,242
Accretion	10,577
Balance as of September 30, 2014	$63,156

4. Commitment and Contingencies

Legal

From time to time, the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including working interest rescissions and operator disputes. Such matters are subject to many uncertainties, and outcomes are not predictable with any assurance. As of September 30, 2014 and December 31, 2013, the Company accrued $166,000 to settle working interest rescissions.

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

5. Income Tax Expense

For the three months ended September 30, 2014, we recorded an income tax expense of $483,824 compared to $7,697 during the same period last year. For the nine months ended September 30, 2014, we recorded an income tax expense of $711,142 compared to an expense of $17,493 during the 2013 period.

For the nine months ended September 30, 2014, the increase in income tax expense is primarily due to increased income, offset by the utilization of our net operating loss carryovers (“NOLs”).  We continue to recognize a full valuation allowance against the deferred tax asset related to our NOLs until there is greater assurance of our ability to utilize these in the future.

Our effective tax rates were different than our federal statutory tax rate due to utilization of our deferred tax asset and Texas state margin taxes. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, and amount, of future operating expenses and capital costs.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of oil and/or natural gas, increased competition, results of arbitration and litigation, stock volatility and illiquidity, our failure to implement our business plans or strategies and general economic conditions. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our 2013 Annual Report on Form 10-K.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are an oil and gas exploration and production company that seeks to acquire and develop lower risk onshore oil and gas working interests and royalty interests in proven basins in the United States, such as the Permian Basin in Texas, the Bakken / Three Forks formations located in North Dakota and the Mississippi Lime and Hunton / Woodford / Cleveland formations located in Oklahoma. A portion of our oil and gas interests were acquired as royalty interests or non-operated working interests, and our asset base is primarily comprised of rights to the revenue interests. Accordingly, our revenues are primarily derived from sales of royalty interests and third party drilling. Our strategy is to use these revenues to acquire acreage we will explore and develop ourselves, particularly in the Permian Basin.

Results of Operations

For the three months ended September 30, 2014 compared to three months ended September 30, 2013:

Revenue. During the three months ended September 30, 2014, the Company generated revenues of $16,482,000, an increase of $5,869,000, or 55% as compared to the same period last year. The Company has increased revenues through sales of royalty interests and third party drilling in oil and gas properties due to increased available inventory and demand as compared to the same period in the prior year. Recently, there has been a significant change in oil prices and the Company cannot determine the impact in the short or long term.

Total Expenses. During the three months ended September 30, 2014, total expenses, which include costs of third party drilling, acquisitions of royalty interests, marketing, professional fees, depreciation, operating costs and general and administrative expenses, were $16,757,000 compared to $10,188,000 during the same period in 2013. This change represents an increase of $6,569,000, or 64%. The increase was primarily due to increased costs associated with developing inventory for sales and increased expenses associated with being a public company.

For the nine months ended September 30, 2014 compared to nine months ended September 30, 2013:

Revenue. During the nine months ended September 30, 2014, the Company generated revenues of $49,425,000, an increase of $25,305,000, or 105% as compared to the same period last year. The Company recognized deferred revenues of $4,609,000 and the Company has increased revenues through sales of royalty interests and third party drilling in oil and gas properties due to increased available inventory and demand as compared to the same period in the prior year. Recently, there has been a significant change in oil prices and the Company cannot determine the impact of such change in the short or long term.

Total Expenses. During the nine months ended September 30, 2014, total expenses, which include costs of third party drilling, acquisitions of royalty interests, marketing, professional fees, depreciation, operating costs and general and administrative expenses, were $41,920,000 compared to $23,158,000 during the same period in 2013. This change represents an increase of $18,762,000, or 81%. The increase was primarily due to increased costs associated with developing inventory to sell and expenses associated with being a public company.

Liquidity and Capital Resources

The Company has improved its net working capital as of September 30, 2014 by $7.2 million from a deficit of $7.3 million as of December 31, 2013. The improvement was generated by the reversal of deferred revenue and cash flow generated from operations.

Net cash provided in operating activities of $1,337,000 for the nine months ended September 30, 2014 decreased from $1,970,000 for the same period last year, a decrease of $633,000. The decrease was primarily due to increased payments on the Company’s current liabilities as compared to the same period last year.

Net cash used in investing activities of $33,000 for the nine months ended September 30, 2014 was primarily utilized to acquire office equipment as the Company added additional staff necessary to support its growing operations. This is compared to $132,225 for the same period in 2013 and the Company added staff to prepare for the Transaction

The Company has incurred losses and negative cash flows from operations in recent years and expects to continue to incur operating losses until revenues from all sources reach a level sufficient to support its on-going operations. The Company’s liquidity will largely be determined by its ability to raise capital from debt, equity, or other forms of financing, by the success of its product offerings, by developing additional product offerings, and by reducing expenses associated with operations. The Company’s management believes that its cash resources at September 30, 2014 will be sufficient to meet current obligations and fund its operating activities through December 31, 2014.

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

Off-Balance Sheet Arrangements

From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2014, the off-balance sheet arrangements and transactions that the Company had entered into included operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or availability of, or requirements for, capital resources currently or in the future.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which the Company refers to as disclosure controls, are controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

As of September 30, 2014, an internal evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 and as of the date of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the third quarter of 2014, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

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

Date: November 13, 2014

